Form 10-Q
period 2023-03-31
Third Harmonic Bio, Inc.
filed 2023-05-11
CIK 1923840

ROC

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 5, 2023, the registrant had 40,364,375shares of common stock, $0.0001 par value per share, outstanding.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, or this Quarterly Report, contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and section 27A of the Securities Act of 1933, as amended, or the Securities Act. All statements contained in this Quarterly Report other than statements of historical fact, including but not limited to statements regarding our future results of operations and financial position, business strategy, market size, potential growth opportunities, nonclinical and clinical development activities, efficacy and safety profile of any future product candidates, potential therapeutic benefits and economic value of our product candidates, use of net proceeds from our initial public offering, our ability to maintain and recognize the benefits of certain designations received by product candidates, the timing and results of nonclinical studies and clinical trials, commercial collaboration with third parties, the expected impact of the ongoing COVID-19 pandemic on our operations, and the receipt and timing of potential regulatory designations, approvals and commercialization of product candidates, are forward-looking statements. The words “believe,” “may,” “will,” “potentially,” “estimate,” “continue,” “anticipate,” “predict,” “target,” “intend,” “could,” “would,” “should,” “project,” “plan,” “expect,” and similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

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

Unless the context indicates otherwise, as used in this Quarterly Report, the terms “the Company,” “we,” “us,” and “our” refer to Third Harmonic Bio, Inc., a Delaware corporation, and its consolidated subsidiaries taken as a whole, unless otherwise noted. The mark “Third Harmonic Bio” is our registered common law trademark. This Quarterly Report contains additional trade names, trademarks and service marks of other companies, which are the property of their respective owners. We do not intend our use or display of other companies’ trade names, trademarks or service marks to imply a relationship with, or endorsement or sponsorship of us by, these other companies.

RISK FACTOR SUMMARY

Our business is subject to a number of risks and uncertainties, including those described in Part II, Item 1A. “Risk Factors” in this Quarterly Report. The principal risks and uncertainties affecting our business includes, among others, the following:

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

THIRD HARMONIC BIO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	December 31, 2022	March 31, 2023
Assets
Current assets:
Cash and cash equivalents	$288,877	$282,202
Prepaid expenses and other current assets	3,958	3,544
Total current assets	292,835	285,746
Restricted cash	441	441
Property and equipment, net	35	60
Right of use asset	4,327	4,258
Other assets	1,037	882
Total assets	$298,675	$291,387
Liabilities, redeemable convertible preferred stock and stockholders’ deficit
Current liabilities:
Accounts payable	$2,087	$2,670
Accrued expenses and other current liabilities	3,181	1,609
Operating lease liability, current	385	668
Total current liabilities	5,653	4,947
Operating lease liability, noncurrent	3,954	3,775
Total liabilities	9,607	8,722
Commitments and contingencies (Note 12)
Stockholders’ deficit:
Common stock, $0.0001 par value, 500,000,000 shares authorized at December 31, 2022 and March 31, 2023; 39,377,222 and 39,484,403 shares issued and outstanding at December 31, 2022 and March 31, 2023, respectively	4	4
Additional paid-in capital	372,460	375,142
Accumulated deficit	(83,396)	(92,481)
Total stockholders’ (deficit) equity	289,068	282,665
Total liabilities and stockholders’ (deficit) equity	$298,675	$291,387

The accompanying notes are an integral part of these condensed consolidated financial statements.

THIRD HARMONIC BIO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2022	2023
Operating expenses:
Research and development	$6,212	$6,737
General and administrative	1,575	5,251
Total operating expenses	7,787	11,988
Loss from operations	7,787	11,988
Other income, net:
Other income	(3)	(2,903)
Total other income, net	(3)	(2,903)
Net loss	$7,784	$9,085
Net loss per share of common stock, basic and diluted	$0.81	$0.40
Weighted-average common stock outstanding, basic and diluted	9,643,963	22,792,781

The accompanying notes are an integral part of these condensed consolidated financial statements.

THIRD HARMONIC BIO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

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

THIRD HARMONIC BIO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share amounts)

(Unaudited) (continued)

	Redeemable Convertible Preferred Stock
	Series A-1		Series A-2		Series A-3		Series B		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit) and Equity
Balance at December 31, 2022	—	$—	—	$—	—	$—	—	$—	39,377,222	$4	$372,460	$(83,396)	$289,068
Vesting of restricted stock	—	—	—	—	—	—	—	—	107,181	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	2,682	—	2,682
Net loss	—	—	—	—	—	—	—	—	—	—	—	(9,085)	(9,085)
Balance at March 31, 2023	—	$—	—	$—	—	$—	—	$—	39,484,403	$4	$375,142	$(92,481)	$282,665

The accompanying notes are an integral part of these condensed consolidated financial statements.

THIRD HARMONIC BIO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2022	2023
Cash flows from operating activities:
Net loss	$(7,784)	$(9,085)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	450	2,682
Depreciation expense	—	3
Noncash operating lease expense	—	69
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(88)	413
Other assets	(69)	155
Accounts payable	(202)	571
Accrued expenses and other current liabilities	(420)	(1,587)
Changes in operating lease liabilities	—	104
Net cash used in operating activities	(8,113)	(6,675)
Cash flows from investing activities:
Purchase of property and equipment	—	—
Net cash used in investing activities	—	—
Cash flows from financing activities:
Net cash provided by financing activities	—	—
Net increase in cash, cash equivalents and restricted cash	(8,113)	(6,675)
Cash, cash equivalents and restricted cash at beginning of period	128,280	289,318
Cash, cash equivalents and restricted cash at end of period	$120,167	$282,643

Supplemental disclosure of cash flows:
Fixed assets recorded in accounts payable and accrued expenses	$—	$27

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

The Company was incorporated in 2019 as a Delaware corporation, and it has two offices located in San Francisco, California and Cambridge, Massachusetts. In December 2021, the Company formed THB MS, Inc., a Delaware corporation and wholly-owned subsidiary of the Company, which is classified as a Security Corporation in Massachusetts.

The Company is subject to risks and uncertainties common to early-stage companies in the biotechnology industry, including, but not limited to, completion and success of clinical testing, development by competitors of new technological innovations, compliance with governmental regulations, dependence on key personnel and protection of proprietary technology and the ability to secure additional capital to fund operations. The development of a drug candidate requires extensive research, development and clinical testing prior to regulatory approval and commercialization. These efforts require significant amounts of additional capital, adequate personnel, and infrastructure and extensive compliance-reporting capabilities. Even if the Company’s drug development efforts are successful, it is uncertain when, if ever, the Company will realize significant revenue from product sales.

Initial public offering

On September 19, 2022, the Company closed its initial public offering, or the IPO, and issued 12,535,000 shares of common stock, including the exercise in full by the underwriters of their option to purchase up to 1,635,000 additional shares of common stock, at a public offering price of $17.00 per share. The Company received $198.2 million, net of underwriting discounts and commissions, but before deducting offering costs payable by the Company, which were $2.3 million. Immediately prior to the closing of the IPO, all outstanding shares of redeemable convertible preferred stock converted into 21,967,316 shares of common stock (see Note 7). In connection with the closing of its IPO, on September 19, 2022, the Company amended its certificate of incorporation to authorize the issuance of up to 500,000,000 shares of $0.0001 par value common stock and 10,000,000 shares of $0.0001 par value preferred stock.

Reverse stock split

On September 7, 2022, the Company effected a 1-for-2.259 reverse stock split of the Company’s outstanding common stock. All common stock, stock options and per share information presented in the condensed consolidated financial statements have been adjusted to reflect the reverse stock split on a retroactive basis for all periods presented. There was no change in the par value of the Company’s common stock. The ratio by which shares of preferred stock are convertible into shares of common stock was adjusted to reflect the effects of the reverse stock split.

Liquidity

In accordance with Accounting Standards Codification, or ASC 205-40, Going Concern, the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the accompanying condensed consolidated financial statements were issued.

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

Since its inception, the Company has funded its operations primarily with proceeds from sales of shares of its redeemable convertible preferred stock and most recently with proceeds from the IPO. The Company has incurred recurring losses since its inception, including net losses of $7.8 million and $9.1 million and for the three months ended March 31, 2022 and 2023, respectively. As of March 31, 2023, the Company had an accumulated deficit of $92.5 million. To date the Company has not generated any revenues and expects to continue to generate operating losses for the foreseeable future. As of the issuance date of these condensed consolidated financial statements, the Company expects that its existing cash and cash equivalents of $282.2 million as of March 31, 2023, will be sufficient to fund its operating expenses and capital expenditure requirements for at least the next 12 months from the issuance date of these condensed consolidated financial statements.

2. Summary of Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the audited consolidated annual financial statements for the years ended December 31, 2022, and notes thereto, which are included in the Company's Annual Report on Form 10-K that was filed with the Securities and Exchange Commission on March 29, 2023. Since the date of those annual financial statements, there have been no changes to the Company’s significant accounting policies, except as noted below.

Unaudited Interim Financial Information

The accompanying unaudited interim condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, or GAAP, for interim financial reporting and as required by Regulation S-X, Rule 10-01. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated annual financial statements for the years ended December 31, 2021 and 2022 and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair statement of the Company’s condensed consolidated balance sheet as of March 31, 2023, the condensed consolidated statements of operations for the three months ended March 31, 2022 and 2023, the condensed consolidated statement of stockholders' equity (deficit) as of March 31, 2023 and condensed consolidated statements of cash flows for the three months ended March 31, 2022 and 2023. The financial data and other information disclosed in these notes related to the three months ended March 31, 2022 and 2023 are unaudited. The results for the three months ended March 31, 2023 are not necessarily indicative of results to be expected for the year ending December 31, 2023, any other interim periods, or any future year or period.

Recently Issued Accounting Pronouncements Not Yet Adopted

Management evaluated recently issued accounting pronouncements and does not believe that any of these pronouncements will have a significant impact on the condensed consolidated financial statements and related disclosures.

3. Fair Value Measurements

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis (in thousands):

		December 31, 2022
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Observable Inputs (Level 3)
Money market funds	$286,580	$286,580	$—	$—
Total financial assets	$286,580	$286,580	$—	$—

		March 31, 2023
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Observable Inputs (Level 3)
Money market funds	$280,812	$280,812	$—	$—
Total financial assets	$280,812	$280,812	$—	$—

As of December 31, 2022 and March 31, 2023, the Company had no financial liabilities that required fair value measurement. As of December 31, 2022 and March 31, 2023, the Company’s cash equivalents consisted of money market funds, classified as Level 1 financial assets, as these assets are valued using quoted market prices in active markets without any valuation adjustment.

During the year ended December 31, 2022 and three months ended March 31, 2023 there were no transfers or reclassifications between fair value measurement levels of assets or liabilities. The carrying values of prepaid and other current assets, accounts payable and accrued expenses and other current liabilities approximate their fair values due to the short-term nature of these assets and liabilities.

4. Property, Plant and Equipment

Property, plant and equipment consisted of the following (in thousands):

	December 31, 2022	March 31, 2023
Construction in progress	$16	$—
Leasehold Improvement	—	12
Computer equipment	20	51
Property, plant and equipment, gross	36	63
Less: Accumulated depreciation	(1)	(3)
Property, plant and equipment, net	$35	$60

Depreciation expense was $1.0 thousand for the year ended December 31, 2022 and $3.0 thousand for three months ended March 31, 2023, which has been recorded within general and administrative expenses.

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31, 2022	March 31, 2023
Accrued research and development expenses	$1,444	$705
Professional fees	339	124
Employee compensation and related benefits	1,165	754
Other	233	26
Total accrued expenses and other current liabilities	$3,181	$1,609

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

In addition, under the Novartis License Agreement, an anti-dilution right was issued to Novartis, in which Novartis is entitled to receive shares of Series A-1 Preferred Stock, guaranteeing them a 15% ownership interest of the fully diluted capitalization of the Company. The Company was obligated to issue additional shares of Series A-1 Preferred Stock until the Company had (1) raised aggregate cumulative proceeds of $30.0 million from sales of equity securities since its inception; or (2) issued and sold any securities that generate proceeds in excess of $30.0 million. Additionally, the Company was not obligated to issue more than 6,383,142 shares of the Series A-1 Preferred Stock to Novartis under the anti-dilution right. The Company assessed the Novartis anti-dilution right and determined that the right (i) meets the definition of a freestanding financial instrument that is not indexed to the Company’s own stock and (ii) meets the definition of a derivative and does not qualify for equity classification. The initial fair value of the anti-dilution right liability of $1.0 million was recorded as research and development expense in July 2019, as part of the initial consideration in the license agreement. The Company remeasured the liability associated with the anti-dilution right at each reporting date and at each issuance of Series A-1 Preferred Stock under the anti-dilution right. Changes in the fair value were recorded as other income and expense in the statement of operations until the anti-dilution right was satisfied in February 2021 upon the Company raising aggregate cumulative proceeds of $30.0 million in sales of equity securities. As part of the anti-dilution right, the Company issued a total of 5,970,000 shares of Series A-1 Preferred Stock to Novartis. No expense was recognized during the year ended December 31, 2022 or thereafter, as the anti-dilution liability was satisfied in February 2021.

Under the Novartis License Agreement, the Company is obligated to make aggregate milestone payments of up to $231.7 million related to the achievement of specified development, commercialization, and sales milestones. The Company records the milestone payments as research and development expenses when the milestones occur and consideration is paid or becomes payable. As of March 31, 2023, the Company has made two development milestone payments under the Novartis Agreement totaling $1.0 million, of which $0.4 million was achieved and paid in 2019, and $0.6 million was achieved and paid in 2020, which were recorded as research and development expense. No other milestones have occurred or have been paid under the Novartis License Agreement.

As part of the Novartis License Agreement, the Company also agreed to pay tiered royalties based on future net sales of all products licensed under the agreement, of which the royalty percentage ranged within the single digits.

7. Stockholder's Equity (Deficit)

Common stock

As of December 31, 2022 and March 31, 2023, the Company’s Amended and Restated Certificate of Incorporation authorized the Company to issue 500,000,000 shares of common stock, with a par value of $0.0001. The holders of the common stock are entitled to one vote for each share of common stock held on all matters submitted to a vote of stockholders. There are not cumulative voting rights for the election of directors in the restated certificate of incorporation, which means that holders of a majority of the shares of the common stock will be able to elect all of the directors. Common stockholders are entitled to receive dividends, as may be declared by the board of directors, or the Board, if any, subject to the preferential dividend rights of redeemable convertible preferred stock. Through March 31, 2023, no cash dividends had been declared or paid.

On September 19, 2022, the Company completed its IPO, at which time the Company issued 12,535,000 shares of common stock, including the exercise in full by the underwriters of their option to purchase up to 1,635,000 additional shares of common stock, at a public offering price of $17.00 per share. The Company received $198.2 million, net of underwriting discounts and commissions, but before deducting offering costs payable by the Company, which were $2.3 million. Upon the closing of the IPO, all outstanding shares of redeemable convertible preferred stock converted into 21,967,316 shares of common stock. As of December 31, 2022 and March 31, 2023, there were 39,377,222 and 39,484,403 shares of common stock issued and outstanding, respectively.

The following shares of common stock were reserved for issuance as follows:

	December 31, 2022	March 31, 2023
Options to purchase common stock	3,644,500	5,024,356
Unvested restricted common stock	964,992	857,811
Remaining shares reserved for future issuance	3,801,282	1,885,604
Total	8,410,774	5,882,167

Undesignated preferred stock

As of March 31, 2023, the Company’s Amended and Restated Certificate of Incorporation authorized the Company to issue up to 10,000,000 shares of undesignated preferred stock, par value $0.0001 per share. There were no undesignated preferred shares issued or outstanding as of March 31, 2023.

8. Stock-Based Compensation

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

The total number of shares of common stock that could have been issued under the 2019 Plan was 5,317,559 shares, of which 474,951 shares remained available for grant on September 19, 2022, the date that the Company's 2022 Equity Incentive Plan, or the 2022 Plan, became effective. Upon the effectiveness of the 2022 Plan, the 474,951 remaining shares available under the 2019 Plan were transferred and became available for issuance under the 2022 Plan. Shares of common stock underlying outstanding awards under the 2019 Plan that are forfeited, cancelled, held back upon exercise or settlement of an award to satisfy the exercise price or tax withholding, reacquired by the Company prior to vesting, satisfied without the issuance of stock, expire or are otherwise terminated (other than by exercise) will be added to the shares of common stock available for issuance under the 2022 Plan.

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

The number of shares initially reserved for issuance under the 2022 Plan is 4,901,688 shares of common stock, which includes the 474,951 shares transferred from the 2019 Plan, and shall automatically increase on January 1 of each of 2023 through 2032 by the number of shares equal of the lesser of 5% of the aggregate number of shares of all classes of the common stock, plus the total number of shares of common stock issuable upon conversion of any preferred stock (if any) or exercise of any pre-funded warrants, as issued and outstanding as of the immediately preceding December 31, or a number as may be determined by the Board.

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

Stock Options

The assumptions that the Company used to determine the grant-date fair value of stock options awarded to employees, were as follows for the three months ended March 31, 2022 and 2023:

Three Months Ended March 31,
	2022	2023
Expected term (in years)	6.06-6.53	5.21-6.96
Expected volatility	82.3-82.7%	85.7-87.1%
Risk-free interest rate	1.70-2.56%	3.55-4.21%
Expected dividend yield	—	—
Fair value of stock option	$6.51-6.73	$3.00-3.27

The following table summarizes the Company’s stock option activity since December 31, 2022:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2022	3,644,500	$10.45	9.51	$1,283
Granted	1,457,900	4.22
Exercised	—	—
Forfeited or cancelled	(78,044)	4.18
Outstanding as of March 31, 2023	5,024,356	4.03	9.35	1,052
Options vested and exercisable as of March 31, 2023	606,727	3.37	8.72	606
Options unvested as of March 31, 2023	4,417,629	4.12	9.44	445

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock.

The weighted-average grant-date fair value per share of stock options granted during the three months ended March 31, 2023 was $3.14. As of March 31, 2023, there was $28.0 million of unrecognized stock-based compensation expense related to unvested stock options, to be recognized over a weighted-average period of 3.38 years.

The total fair value of options vested during the three months ended March 31, 2023 was $3.9 million.

Included within the total stock options outstanding are 95,461 stock options to purchase common stock which have performance-based vesting criteria and were granted to certain employees, officers and consultants of the Company on various dates during the years ended December 31, 2020 and 2021, collectively, the Performance Stock Options. Vesting of 37,133 of the Performance Stock Options was contingent on the closing of the Series A-2 Second Tranche, which occurred on February 24, 2021, and vesting of the remaining 97,938 Performance Stock Options was contingent on the closing of the Series A-3 Second Tranche, which occurred on November 15, 2021. The vesting commencement date of the Performance Stock Options was the date in which the performance condition is met, and vesting occurs based on the accelerated attribution method over four years from the vesting commencement date. The Company began to recognize expense associated with the Performance Stock Options on the date in which each respective performance criteria was met and recognized total stock-based compensation expense associated with the Performance Stock Options of less than $0.1 million for the three months ended March 31, 2023. No expense associated with the Performance Stock Options was recognized prior to the year ended December 31, 2022.

Repricing of Stock Options

On March 6, 2023, the Board approved the reduction in exercise price of certain options that had been granted under the 2019 Plan and the 2022 Plan, that have an exercise price greater than or equal to $8.61 per share, which were each repriced at an exercise price of $4.20 effective March 21, 2023. There were no changes in the vesting schedule or maturity term of the options.

Options representing 3,085,468 underlying shares were included in this repricing and the total incremental stock-based compensation expense associated with the modification of these options was $2.1 million. The incremental expense as a result of the repricing was recognized immediately for vested awards, and the incremental expense for the unvested awards will be recognized over the remaining requisite service period.

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

On August 22, 2022, the Company forgave the entire promissory note, including principal and accrued and unpaid interest. As a result this is considered a modification to the original awards, and the Company recognized the grant date fair value plus any incremental fair value due to the modification. The incremental cost was measured as the difference between the fair value of the award at modification date and the fair value of the original award immediately prior to modification. As a result of accounting for the modification, the Company recorded an incremental stock-based compensation charge of $1.0 million, which will be recognized over the remaining requisite service period of award from the date of the modification.

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

A summary of the activity of the restricted common stock since December 31, 2022:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Unvested at December 31, 2022	964,992	$1.34
Granted	—	—
Vested	(107,181)	1.35
Cancelled or forfeited	—	—
Unvested at March 31, 2023	857,811	$1.35

The weighted-average grant-date fair value per share of restricted common stock awards granted during the three months ended March 31, 2023 was zero as no shares were granted in the period. The aggregate fair value of restricted stock awards that vested during the three months ended March 31, 2023 was $0.1 million. Stock-based compensation expense recognized for the restricted stock granted was $0.1 million for the three months ended March 31, 2023. As of March 31, 2023, there was unrecognized expense of $1.0 million related to the restricted stock, which is expected to be recognized over a weighted-average period of 2.22 years.

Stock-Based Compensation Expense

Stock-based compensation expense included in the Company’s condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended March 31,
	2022	2023
Research and development	$147	$1,018
General and administrative	303	1,664
Total stock-based compensation expense	$450	$2,682

9. Income Taxes

During the three months ended March 31, 2022 and 2023, the Company recorded no income tax provision or benefit.

The Company has evaluated the positive and negative evidence bearing upon its ability to realize its deferred tax assets, which primarily consist of net operating loss carryforwards. The Company has considered its history of cumulative net losses, estimated future taxable income and prudent and feasible tax planning strategies and has concluded that it is more likely than not that the Company will not realize the benefits of its deferred tax assets. As a result, as of March 31, 2023, the Company has maintained a full valuation allowance against its remaining net deferred tax assets.

10. Net Loss Per Share

The following table sets forth the computation of the Company’s basic and diluted net loss per share for the periods presented (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2022	2023
Numerator:
Net loss	$7,784	$9,085
Net loss attributable to common stockholders, basic and diluted	$7,784	$9,085
Denominator:
Weighted-average number of common shares used in net loss per share, basic and diluted	9,643,963	22,792,781
Net loss per share of common stock, basic and diluted	$0.81	$0.40

The Company excluded the following shares from the computation of diluted net loss per share attributable to common stockholders during the three months ended March 31, 2022 and 2023 because including them would have had an anti-dilutive effect:

	Three Months Ended March 31,
	2022	2023
Redeemable convertible preferred stock	21,967,316	—
Options to purchase common stock	3,644,500	5,024,356
Unvested restricted stock	964,992	857,811
Total	26,576,808	5,882,167

11. Leases

Operating Leases

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

The Company also leased various office suites on a month-to month basis from Atlas Venture Life Science Advisors, or Atlas, and other third parties during the year ended December 31, 2022. During the three months ended March 31, 2022, the Company incurred $39.1 thousand of short-term lease expense associated with the month-to-month lease. During the three months ended March 31, 2023, the Company did not incur any short term lease costs. As the Company elected to not recognize leases with a lease term of 12 months or less on the balance sheet, no operating lease right of use assets and liabilities were recognized.

During the three months ended March 31, 2022 and 2023 the components of operating lease cost were as follows, and are reflected in general and administrative expenses and research and development expenses, as determined by the underlying activities:

	March 31, 2022	March 31, 2023
Lease Cost:
Operating lease cost	$—	$274
Variable operating lease cost	—	—
Short-term operating lease cost	39	—
Total operating lease cost	$39	$274

The following table summarizes information related to the measurement of the Company's operating leases for the years ended December 31, 2022 and three months ended March 31, 2023:

	December 31, 2022	March 31, 2023
Weighted-average remaining lease term	5.20	4.90
Weighted-average discount rate	10.5%	10.5%

There was no cash paid for amounts included in the measurement of operating lease liabilities for each of the three months ended March 31, 2022 and 2023.

Maturities of operating lease liabilities at March 31, 2023 are as follows (in thousands):

2023 (remaining)	$815
2024	1,116
2025	1,145
2026	1,176
2027	1,207
Thereafter	238
Total lease payments	5,697
Less: interest	(1,254)
Total lease liability	$4,443

12. Commitments and Contingencies

Legal Proceedings

From time to time, in the ordinary course of business, the Company is subject to litigation and regulatory examinations as well as information gathering requests, inquiries and investigations. As of December 31, 2022 and March 31, 2023, there were no litigation matters which would have a material impact on the Company’s financial results.

13. Related Party Transactions

Entities Affiliated with Atlas Venture Fund XI, L.P.

Entities affiliated with Atlas Venture Fund XI, L.P. are a significant beneficial owner of the Company, holding more than 5% of the total outstanding stock of the Company, as of December 31, 2022 and March 31, 2023. The Company leased various office space from Atlas for use in its daily operations through September 2022.

During the three months ended March 31, 2022, the Company made payments of $39.1 thousand associated with the lease agreements with Atlas, which was recorded within the general and administrative expense.

Novartis

Novartis is a significant beneficial owner of the Company, holding more than 5% of the total outstanding stock of the Company, as of December 31, 2022 and March 31, 2023. The Company has an in-license agreement with Novartis, which required the Company to make an upfront payment and issue shares of Series A-1 Preferred Stock to Novartis, and further includes future milestone payments upon the occurrence of certain events and royalty payments upon future sales. Refer to Note 6.

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

14. Employee Benefit Plans

Effective January 1, 2019, the Company adopted a 401(k) Plan for its employees, which is designed to be qualified under Section 401(k) of the Internal Revenue Code. Eligible employees are permitted to contribute to the 401(k) Plan within statutory and 401(k) Plan limits. Since inception of the plan and through the three months ended March 31, 2023 the Company has not made any contributions to the 401(k) Plan.

15. Subsequent Events

The Company has completed an evaluation of all subsequent events after the balance sheet date of March 31, 2023 through May 11, 2023, the date these financial statements were issued, to ensure that these financial statements include appropriate disclosure of events both recognized in the financial statements as of March 31, 2023 and events which occurred subsequently but were not recognized in the accompanying condensed consolidated financial statements. No subsequent events have occurred that require disclosure.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report.

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

In December 2022, we announced the discontinuation of our Phase 1b clinical trial of our product candidate THB001 in chronic inducible urticaria following observation of asymptomatic liver transaminitis in two patients enrolled in the first dose cohort. We initiated nonclinical studies to elucidate the mechanism for the observed transaminitis, which was not predicted by extensive toxicology studies including those conducted according to GLP of THB001 nor observed in our Phase 1a clinical trial. In parallel with the early clinical development of THB001, we have conducted an extensive medicinal chemistry effort to identify chemically distinct next-generation oral wild-type KIT inhibitors and have advanced multiple candidate molecules into exploratory toxicology studies. We plan to announce our development candidate from this program in 2023.

Since our inception in 2019, we have devoted substantially all of our efforts to organizing and staffing our company, business planning, raising capital, establishing our intellectual property portfolio, acquiring or discovering product candidates, research and development activities for THB001 and other compounds, establishing arrangements with third parties for the manufacture of our product candidates and component materials, and providing general and administrative support for these operations. We do not have any products approved for sale and have not generated any revenue from product sales. To date, we have financed our operations primarily with proceeds from sales of shares of our preferred stock and our initial public offering, or the IPO, of our common stock. Our primary uses of capital are, and we expect will continue to be, research and development services, compensation and related expenses, and general overhead costs.

We have incurred significant operating losses since inception. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of future product candidates. Our net losses were $35.2 million and $9.1 million for the year ended December 31, 2022 and three months ended March 31, 2023, respectively. As of March 31, 2023, we had an accumulated deficit of $92.5 million. We expect to continue to incur net operating losses for at least the next several years, and we expect our research and development expenses, general and administrative expenses, and capital expenditures will increase substantially in connection with our ongoing activities, particularly if, and as, we:

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

As of March 31, 2023, we had $282.2 million in cash and cash equivalents. We believe that our existing cash and cash equivalents, will be sufficient to fund our operations and capital expenses through at least the next twelve months. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See the subsection titled “Liquidity and Capital Resources.”

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

For a more detailed description of this agreement, see Note 5 to our unaudited interim condensed consolidated financial statements included elsewhere in this Quarterly Report.

Results of Operations

Comparison of the three months ended March 31, 2022 and 2023

The following table summarizes our results of operations for each of the periods presented (in thousands, except percentages):

	Three Months Ended March 31,
	2022	2023	$ Change	% Change
Operating expenses:
Research and development	$6,212	$6,737	$525	8%
General and administrative	1,575	5,251	3,676	233
Total operating expenses	7,787	11,988	4,201	54
Loss from operations	7,787	11,988	4,201	54
Other (income) expense, net:
Other income	(3)	(2,903)	(2,900)	*
Total other income, net	(3)	(2,903)	(2,900)	*
Net loss	$7,784	$9,085	$1,301	17%

*Percentage not meaningful.

Research and Development Expenses

The following table summarizes our research and development expenses for each of the periods presented (in thousands, except percentages):

	Three Months Ended March 31,
	2022	2023	$ Change	% Change
Direct costs:
THB001	$4,288	$1,276	$(3,012)	(70%)
Other discovery and development	798	2,218	1,420	178
Indirect costs:
Personnel-related	1,126	2,971	1,845	164
Facilities and other	—	272	272	*
Total research and development expenses	$6,212	$6,737	$525	8%

*Percentage not meaningful.

Research and development expenses increased by $0.5 million from $6.2 million for the three months ended March 31, 2022 to $6.7 million for the three months ended March 31, 2023, primarily due to additional research related to other discovery and development compounds after the discontinuation of the phase 1b clinical trial of our prior product candidate THB001 in December 2022, as well as increases in costs associated with personnel-related expenses.

General and Administrative Expenses

General and administrative expenses increased by $3.7 million from $1.6 million for the three months ended March 31, 2022 to $5.3 million for the three months ended March 31, 2023, primarily driven by the increased costs associated with personnel-related expenses and the expenses associated with being a public company.

Total Other Income, Net

Total other income, net increased by approximately $2.9 million from $3 thousand of expense for the three months ended March 31, 2022 to $2.9 million of income for the three months ended March 31, 2023, primarily driven by the increase in interest income received as cash in our money market accounts has increased.

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

As of March 31, 2023, we had $282.2 million in cash and cash equivalents, and we had an accumulated deficit of $92.5 million.

Cash Flows

The following table provides information regarding our cash flows for each of the periods presented (in thousands):

	Three Months Ended March 31,
	2022	2023
Net cash used in operating activities	$8,113	$6,675
Net cash used in investing activities	—	—
Net cash provided by financing activities	—	—
Net increase in cash and cash equivalents	$8,113	$6,675

Net Cash Used in Operating Activities

Net cash used in operating activities for the three months ended March 31, 2022 was $8.1 million, and was primarily due to our net loss of $7.8 million, adjusted for a non-cash charge of $0.5 million non-cash stock-based compensation expense and net changes in working capital of $0.8 million.

Net cash used in operating activities for the three months ended March 31, 2023 was $6.7 million, and was primarily due to our net loss of $9.1 million, adjusted for $2.7 million non-cash stock-based compensation expense and net changes in working capital of $0.2 million.

Net Cash Provided Used in Investing Activities

We had no investing activities for the three months ended March 31, 2022 and 2023.

Net Cash Provided by Financing Activities

We had no financing activities for the three months ended March 31, 2022 and 2023.

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

Lease Obligations

On October 21, 2022, the Company entered into two separate lease agreements, one for office space located in Cambridge, Massachusetts, or the Cambridge Lease Agreement, and one for office space located in San Francisco, California, or the San Francisco Lease Agreement. The Cambridge Lease Agreement and the San Francisco Lease Agreement each commenced in December 2022, and each have an initial term of 63 months. The aggregate estimated rental payments due over the initial term of the Cambridge Lease Agreement is approximately $4.0 million, and the aggregate estimated rental payments due over the initial term of the San Francisco Lease Agreement is approximately $1.8 million. For additional information regarding the lease obligations see Note 11 to our unaudited interim condensed consolidated financial statements included elsewhere in this Quarterly Report.

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

Critical Accounting Policies

This management’s discussion and analysis is based on our unaudited interim condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles or GAAP. The preparation of our condensed consolidated financial statements and related disclosures requires us to make judgments and estimates that affect the reported amounts of assets, liabilities and expenses, as well as related disclosures during the reported periods. Our critical accounting policies are described under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the Securities and Exchange Commission on March 29, 2023. There were no material changes to our critical accounting policies through March 31, 2023 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Emerging Growth Company and Smaller Reporting Company Status

Under Section 107(b) of the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, an “emerging growth company” can delay the adoption of new or revised accounting standards until such time as those standards would apply to private companies. We have elected this exemption to delay adopting new or revised accounting standards until such time as those standards apply to private companies. Where allowable we have early adopted certain standards as described in Note 2 of our condensed consolidated financial statements included elsewhere in this Quarterly Report. As a result, our condensed consolidated financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates. We will continue to remain an “emerging growth company” until the earliest of the following: (i) December 31, 2027; (ii) the last day of the fiscal year in which our total annual gross revenue is equal to or more than $1.235 billion; (iii) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.

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

Recent Accounting Pronouncements

We have reviewed all recently issued accounting pronouncements and have determined that, other than as disclosed in Note 2 to our unaudited interim condensed consolidated financial statements included elsewhere in this Quarterly Report, such standards do not have a material impact on our financial statements or do not otherwise apply to our operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our cash equivalents are in the form of standard checking accounts and amounts held in money market funds that are invested in U.S. Treasury securities. Interest income is sensitive to changes in the general level of interest rates. However, due to the short-term maturities of our cash equivalents, we believe a hypothetical 100 basis point increase or decrease in interest rates during any of the periods presented would not have had a material impact on our condensed consolidated financial statements included elsewhere in this Quarterly Report.

As of March 31, 2023, we had no debt outstanding and therefore were not exposed to related interest rate risk.

Foreign Currency Exchange Risk

All of our employees and our operations are currently located in the United States and our expenses are generally denominated in U.S. dollars. We therefore are not currently exposed to significant market risk related to changes in foreign currency exchange rates. However, we have contracted with and may continue to contract with non-U.S. vendors who we may pay in local currency. Our operations may be subject to fluctuations in foreign currency exchange rates in the future. To date, foreign currency transaction gains and losses have not been material to our financial statements, and we have not had a formal hedging program with respect to foreign currency. We believe a hypothetical 100 basis point increase or decrease in exchange rates during any of the periods presented would not have a material effect on our condensed consolidated financial statements included elsewhere in this Quarterly Report.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of March 31, 2023, management, with the participation of our Principal Executive Officer and Principal Financial and Accounting Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Principal Executive Officer and the Principal Financial and Accounting Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Principal Executive Officer and Principal Financial and Accounting Officer concluded that, as of March 31, 2023, our disclosure controls and procedures were not effective at a reasonable assurance level due to the material weakness described below.

During the preparation of our consolidated financial statements for the year ended December 31, 2021, we identified a material weakness in our internal control over financial reporting. The material weakness that we identified related to the lack of segregation of duties, certain system limitations in our accounting software and the overall control environment, as we had insufficient internal resources with appropriate accounting and finance knowledge and expertise to design, implement, document, and operate effective internal controls around our financial reporting process. The material weakness remained at the time of the preparation of our financial statements for the year ended December 31, 2022, and remains unremediated as of March 31, 2023.

During the year ended December 31, 2022, our management team implemented measures designed to improve our internal control over financial reporting, including formalizing many processes and internal control documentation; strengthening supervisory reviews by our financial management; hiring additional qualified accounting and finance personnel; and engaging financial consultants to enable the implementation of internal control over financial reporting and segregating duties amongst accounting and finance personnel. In addition, we have implemented an accounting software system with the design and functionality to segregate incompatible accounting duties, which we currently expect will be fully implemented in our 2023 fiscal year.

Our management is committed to maintaining a strong internal control environment, and is developing remediation plans to address the material weakness described above.

Changes in Internal Control over Financial Reporting

Management determined that, as of March 31, 2023, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter then ended that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. Before making your decision to invest in shares of our common stock, you should carefully consider the risks described below, together with the other information contained in this Quarterly Report, including in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in our condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report. We cannot assure you that any of the events discussed below will not occur. These events could have a material and adverse impact on our business, financial condition, results of operations and prospects. If that were to happen, the trading price of our common stock could decline, and you could lose all or part of your investment.

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

We have incurred significant net losses in each reporting period since our inception, have not generated any revenue to date and have financed our operations principally through private placements of preferred stock prior to the completion of our IPO, as well as the net proceeds from our IPO. Our net losses were $9.1 million and $35.2 million for the three months ended March 31, 2023, and the year ended December 31, 2022, respectively. As of March 31, 2023, we had an accumulated deficit of $92.5 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of any future product candidates. The net losses we incur may fluctuate significantly from quarter-to-quarter and year-to-year, such that a period-to-period comparison of our results of operations may not be a good indication of our future performance.

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

Nonclinical studies and clinical trials for any future oral KIT inhibitor product candidates, will require substantial funds to complete. As of March 31, 2023 we had $282.2 million in cash and cash equivalents. Based on our current operating plan, we believe that our existing cash and cash equivalents, will be sufficient to fund our operating expenses and capital expenditure requirements through at least the next twelve months. However, our future capital requirements and the period for which we expect our existing resources to support our operations, fund continued growth of our operations, research and development of product candidates, or otherwise respond to competitive pressures, may vary significantly from what we expect and we may need to seek additional funds sooner than planned. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. Our monthly spending levels vary based on new and ongoing research and development and other corporate activities. Because the length of time and activities associated with successful research and development of any future product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any marketing and commercialization activities for approved products. Our future funding requirements for any future product candidates and our ongoing operations, both near and long-term, will depend on many factors, including, but not limited to:

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
•
obtaining and maintaining patent and trade secret protection and non-patent exclusivity for any future product candidates and their components and related filings;
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

As of March 31, 2023 we had 28 full-time employees. We expect to increase the number of our employees and the scope of our operations, particularly in the areas of clinical development, clinical operations, manufacturing, late-stage regulatory affairs, finance, accounting, business operations, public company compliance, communications and other corporate development functions, and, if any of our future oral KIT inhibitor product candidates receive regulatory and marketing approval, sales, marketing and distribution capabilities. If we acquire additional product candidates or enter into future collaborations, we may have to further expand our employee base beyond our current projections, which may include further nonclinical research and development or later-stage regulatory operations. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth and with developing sales, marketing and distribution infrastructure, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources.

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

We have no prior experience in conducting and managing the clinical trials necessary to obtain regulatory approvals, including approval by the FDA. The time required to obtain FDA and other approvals is unpredictable but typically takes many years following the commencement of clinical trials, depending upon the type, complexity and novelty of the product candidate. The standards that the FDA and its foreign counterparts use when regulating us require judgment and can change, which makes it difficult to predict with certainty their application. Any analysis we perform of data from nonclinical and clinical activities is subject to confirmation and interpretation by regulatory authorities, which could delay, limit or prevent regulatory approval. We may also encounter unexpected delays or increased costs due to new government regulations, for example, from future legislation or administrative action, or from changes in FDA policy during the period of product development, clinical trials and FDA regulatory review. Further, infections and deaths related to COVID-19 are disrupting certain healthcare and healthcare regulatory systems globally. Such disruptions could divert healthcare resources away from, or materially delay review by, the FDA and comparable foreign regulatory agencies. It is unknown how long these disruptions could continue, were they to occur. Any elongation or de-prioritization of nonclinical studies or clinical trials or delay in regulatory review resulting from such disruptions could materially affect the development and study of any future product candidates. It is impossible to predict whether additional legislative changes will be enacted, or whether FDA or foreign regulations, guidance or interpretations will be changed, or the impact of such changes, if any.

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

An active trading market for our shares may not be sustained. The market value of our common stock may decline. As a result of these and other factors, you may be unable to resell your shares of our common stock at or above the price you paid for them, if at all. The lack of an active market may impair your ability to sell your shares at the time you wish to sell them or at a price that you consider reasonable. The lack of an active market may also reduce the fair market value of your shares. Furthermore, an inactive market may also impair our ability to raise capital by selling shares of our common stock and may impair our ability to enter into strategic collaborations or acquire companies or products by using our shares of common stock as consideration.

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
•
regulatory developments affecting any future oral KIT inhibitor product candidates or those of our competitors; and changes in general market and economic conditions.

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
•
natural disasters and other calamities, including global pandemics such as the ongoing COVID-19 pandemic; and
•
general economic, industry and market conditions, including rising interest rates and inflation, market volatility, the government closure of SVB and liquidity concerns at other financial institutions, and the potential for local and/or global economic recessions.

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

The holders of a substantial number of shares of our outstanding common stock as of March 31, 2023, have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or our stockholders. We also have registered shares of common stock that we may issue under our equity incentive plans. These shares are freely tradeable in the public market.

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

Based on the beneficial ownership of our common stock as of March 31, 2023, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned a substantial portion of our outstanding voting stock. The interests of these stockholders may not be the same as or may even conflict with your interests. For example, these stockholders could delay or prevent a change of control of our Company, even if such a change of control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our Company or our assets and might affect the prevailing market price of our common stock. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

Third Harmonic Bio, Inc.

Date: May 11, 2023	By:	/s/ Natalie Holles
Natalie Holles
Chief Executive Officer and Director (Principal Executive Officer)

Date: May 11, 2023	By:	/s/ Robert Ho
Robert Ho
Chief Financial Officer (Principal Financial and Accounting Officer)