Form 10-Q
period 2023-06-30
Third Harmonic Bio, Inc.
filed 2023-08-10
CIK 1923840

ROCat least through

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 4, 2023, the registrant had 40,379,483 shares of common stock, $0.0001 par value per share, outstanding.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, or this Quarterly Report, contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and section 27A of the Securities Act of 1933, as amended, or the Securities Act. All statements contained in this Quarterly Report other than statements of historical fact, including but not limited to statements regarding our future results of operations and financial position, business strategy, market size, potential growth opportunities, nonclinical and clinical development activities, efficacy and safety profile of any future product candidates, potential therapeutic benefits and economic value of our product candidates, use of net proceeds from our initial public offering, our ability to maintain and recognize the benefits of certain designations received by product candidates, the timing and results of nonclinical studies and clinical trials, commercial collaboration with third parties, the potential impact of global business or macroeconomic conditions, including as a result of inflation, rising interest rates, instability in the global banking system, and geopolitical conflicts, including the war in Ukraine, on our operations, and the receipt and timing of potential regulatory designations, approvals and commercialization of product candidates, are forward-looking statements. The words “believe,” “may,” “will,” “potentially,” “estimate,” “continue,” “anticipate,” “predict,” “target,” “intend,” “could,” “would,” “should,” “project,” “plan,” “expect,” and similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

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

RISK FACTOR SUMMARY

Our business is subject to a number of risks and uncertainties, including those described in Part II, Item 1A. “Risk Factors” in this Quarterly Report. The principal risks and uncertainties affecting our business include, among others, the following:

•
We have a limited operating history, have not completed any clinical trials beyond Phase 1, and neither THB335 nor any of our other product candidates have been approved for commercial sale. We have a history of significant net losses since our inception and expect to continue to incur significant losses for the foreseeable future.
•
In December 2022, we announced the discontinuation of our Phase 1b clinical trial of our first-generation product candidate THB001 in chronic inducible urticaria following observation of asymptomatic liver transaminitis in two patients enrolled in the first dose cohort.
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
•
Our future performance is substantially dependent on the success of THB335 as well as our ability to identify and develop future product candidates.
•
Drug development is a lengthy and expensive process, and the outcome of clinical testing is inherently uncertain, and results of earlier studies and trials may not be predictive of future trial results. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of THB335 or any future product candidates.
•
Our future clinical trials may reveal significant adverse events not seen in our nonclinical studies and may result in a safety profile that could inhibit regulatory approval or market acceptance of THB335 or any future product candidates.
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
•
If we are not able to obtain, maintain and enforce patent protection for our technologies or product candidates, development and commercialization, if approved, of THB335 or any future KIT inhibitor product candidates may be adversely affected.
•
The regulatory approval process is highly uncertain, and we may be unable to obtain, or may be delayed in obtaining, U.S. or foreign regulatory approval and, as a result, unable to commercialize THB335 or any future KIT inhibitor product candidates. Even if we believe our development plans are successful, regulatory authorities may not agree that they provide adequate data on safety or efficacy.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

THIRD HARMONIC BIO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	December 31, 2022	June 30, 2023
Assets
Current assets:
Cash and cash equivalents	$288,877	$278,132
Prepaid expenses and other current assets	3,958	2,233
Total current assets	292,835	280,365
Restricted cash	441	441
Property and equipment, net	35	193
Right of use asset	4,327	4,097
Other assets, noncurrent	1,037	726
Total assets	$298,675	$285,822
Liabilities, redeemable convertible preferred stock and stockholders’ equity
Current liabilities:
Accounts payable	$2,087	$1,343
Accrued expenses and other current liabilities	3,181	2,187
Operating lease liability, current	385	693
Total current liabilities	5,653	4,223
Operating lease liability, noncurrent	3,954	3,591
Total liabilities	9,607	7,814
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock, $0.0001 par value, 500,000,000 shares authorized at December 31, 2022 and June 30, 2023; 39,377,222 and 39,628,764 shares issued and outstanding at December 31, 2022 and June 30, 2023, respectively	4	4
Additional paid-in capital	372,460	378,045
Accumulated deficit	(83,396)	(100,041)
Total stockholders’ equity	289,068	278,008
Total liabilities and stockholders’ equity	$298,675	$285,822

The accompanying notes are an integral part of these condensed consolidated financial statements.

THIRD HARMONIC BIO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2023	2022	2023
Operating expenses:
Research and development	$4,181	$5,340	$10,393	$12,077
General and administrative	3,602	5,374	5,177	10,625
Total operating expenses	7,783	10,714	15,570	22,702
Loss from operations	7,783	10,714	15,570	22,702
Other income, net:
Interest income	(107)	(3,158)	(110)	(6,063)
Other (income) expense	—	4	—	6
Total other (income) expense, net	(107)	(3,154)	(110)	(6,057)
Net loss	$7,676	$7,560	$15,460	$16,645
Net loss per share of common stock, basic and diluted	$1.76	$0.19	$3.58	$0.42
Weighted-average common stock outstanding, basic and diluted	4,361,735	39,570,464	4,321,267	39,504,882

The accompanying notes are an integral part of these condensed consolidated financial statements.

THIRD HARMONIC BIO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ (DEFICIT) EQUITY

(In thousands, except share amounts)

(Unaudited)

	Redeemable Convertible Preferred Stock
	Series A-1		Series A-2		Series A-3		Series B		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit) and Equity
Balance at December 31, 2021	13,970,000	$12,574	13,750,000	$19,476	7,812,501	$33,288	14,091,686	$104,846	4,237,290	$1	$1,534	$(48,241)	$(46,706)
Vesting of restricted stock	—	—	—	—	—	—	—	—	84,024	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	450	—	450
Net loss	—	—	—	—	—	—	—	—	—	—	—	(7,784)	(7,784)
Balance at March 31, 2022	13,970,000	$12,574	13,750,000	$19,476	7,812,501	$33,288	14,091,686	$104,846	4,321,314	$1	$1,984	$(56,025)	$(54,040)
Vesting of restricted stock	—	—	—	—	—	—	—	—	94,740	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	1,159	—	1,159
Net loss	—	—	—	—	—	—	—	—	—	—	—	(7,676)	(7,676)
Balance at June 30, 2022	13,970,000	$12,574	13,750,000	$19,476	7,812,501	$33,288	14,091,686	$104,846	4,416,054	$1	$3,143	$(63,701)	$(60,557)

	Redeemable Convertible Preferred Stock
	Series A-1		Series A-2		Series A-3		Series B		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2022	—	$—	—	$—	—	$—	—	$—	39,377,222	$4	$372,460	$(83,396)	$289,068
Vesting of restricted stock	—	—	—	—	—	—	—	—	107,181	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	2,682	—	2,682
Net loss	—	—	—	—	—	—	—	—	—	—	—	(9,085)	(9,085)
Balance at March 31, 2023	—	$—	—	$—	—	$—	—	$—	39,484,403	$4	$375,142	$(92,481)	$282,665
Vesting of restricted stock	—	—	—	—	—	—	—	—	107,093	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	2,845	—	2,845
Exercise of stock options	—	—	—	—	—	—	—	—	37,268	—	58	—	58
Net loss	—	—	—	—	—	—	—	—	—	—	—	(7,560)	(7,560)
Balance at June 30, 2023	—	$—	—	$—	—	$—	—	$—	39,628,764	$4	$378,045	$(100,041)	$278,008

The accompanying notes are an integral part of these condensed consolidated financial statements.

THIRD HARMONIC BIO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, except share and per share amounts)

(Unaudited)

	Six Months Ended June 30,
	2022	2023
Cash flows from operating activities:
Net loss	$(15,460)	$(16,645)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,609	5,527
Depreciation expense	—	10
Noncash operating lease expense	—	230
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	274	1,725
Other assets	—	311
Accounts payable	365	(744)
Accrued expenses and other current liabilities	(1,640)	(994)
Changes in operating lease liabilities	—	(55)
Net cash used in operating activities	(14,852)	(10,635)
Cash flows from investing activities:
Purchase of property and equipment	—	(168)
Net cash used in investing activities	—	(168)
Cash flows from financing activities:
Payment of offering costs	(697)	—
Proceeds from the exercise of stock options	—	58
Net cash provided by (used in) financing activities	(697)	58
Net decrease in cash, cash equivalents and restricted cash	(15,549)	(10,745)
Cash, cash equivalents and restricted cash at beginning of period	128,280	289,318
Cash, cash equivalents and restricted cash at end of period	$112,731	$278,573

Supplemental disclosure of cash flows:
Offering costs in accounts payable and accrued expenses	$393	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

THIRD HARMONIC BIO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Nature of the Business

Third Harmonic Bio, Inc., or the Company, is a biopharmaceutical company focused on advancing the next wave of medicine for dermal, respiratory, and gastrointestinal inflammatory diseases.

The Company was incorporated in 2019 as a Delaware corporation, and it has offices located in San Francisco, California and Cambridge, Massachusetts. In December 2021, the Company formed THB MS, Inc., a Delaware corporation and wholly-owned subsidiary of the Company, which is classified as a Security Corporation in Massachusetts.

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

As an emerging growth entity, the Company has devoted substantially all of its resources since inception to organizing and staffing the Company, business planning, raising capital, establishing its intellectual property portfolio, acquiring or discovering product candidates, research and development activities for THB335 or any future KIT inhibitor and other compounds, establishing arrangements with third parties for the manufacture of its product candidates and component materials, and providing general and administrative support for these operations. As a result, the Company has incurred significant operating losses and negative cash flows from operations since its inception and anticipates such losses and negative cash flows will continue for the foreseeable future.

Since its inception, the Company has funded its operations primarily with proceeds from sales of shares of its redeemable convertible preferred stock and most recently with proceeds from the IPO. The Company has incurred recurring losses since its inception, including net losses of $7.7 million and $7.6 million for the three months ended June 30, 2022 and 2023, respectively, and net losses of $15.5 million and $16.6 million for the six months ended June 30, 2022 and 2023, respectively. As of June 30, 2023, the Company had an accumulated deficit of approximately $100.0 million. To date the Company has not generated any revenues and expects to continue to generate operating losses for the foreseeable future. As of the issuance date of these condensed consolidated financial statements, the Company expects that its existing cash and cash equivalents of $278.1 million as of June 30, 2023, will be sufficient to fund its operating expenses and capital expenditure requirements for at least the next 12 months from the issuance date of these condensed consolidated financial statements.

Correction of Previously Reported Interim and Annual Consolidated Financial Statements

During the current period financial reporting process, management determined that the weighted average shares outstanding (“WASO”) of the Company’s common stock used in the calculation of basic and fully diluted loss per share was misstated for certain previously reported interim, year-to-date, and annual consolidated financial statements (the “previously reported periods”). This resulted in the incorrect presentation of WASO and basic and fully diluted loss per share (collectively the “error”) on the Company’s Consolidated Statement of Operations and within the related notes thereto for the impacted previously reported periods. The cause of the error was due to clerical errors that were symptomatic to the previously disclosed material weakness related to the lack of segregation of duties, certain system limitations in our accounting software, and the overall control environment.

Management prepared a quantitative and qualitative analysis of the error in accordance with SEC Staff Accounting Bulletin Nos. 99 and 108 (“SAB 99/108”) and concluded the impact of the error was not material to any of the previously reported periods. As a result, and in accordance with SAB 99/108, management plans to correct the error prospectively the next time the previously reported periods are issued by presenting the correct WASO and basic and fully diluted loss per share on the face of the previously reported Company’s Consolidated Statement of Operations impacted by the error and disclosing the correction of these amounts in a footnote to the financial statements.

The correction of the error had no impact on the Company’s previously reported interim, year-to-date, or annual Consolidated Balance Sheet, Statement of Consolidated Statement of Changes in Convertible Preferred Stock and Stockholders’ (Deficit) Equity, or Consolidated Statement of Cash Flows. With respect to the Company’s previously reported interim, year-to-date, and annual Consolidated Statement of Operations impacted by the error, the correction of the error had no impact on the Company’s previously reported net loss in any of those periods. The correction of the error was limited to correcting the presentation of WASO and basic and fully diluted loss per share.

A summary of the impact of the correction of the error on the Company’s previously reported interim, year-to-date, and annual Consolidated Statement of Operations impacted by the error that will be corrected and disclosed on a prospective basis the next time such previously reported periods and the related notes thereto are issued is, as follows:

	For the three months ended September 30, 2021		For the three months ended September 30, 2022		For the nine months ended September 30, 2022
	As Previously Reported	As Corrected	As Previously Reported	As Corrected	As Previously Reported	As Corrected
Net loss per share of common stock, basic and diluted	$0.90	$1.80	$0.69	$0.90	$2.26	$3.99
Weighted-average number of common shares used in net loss per share, basic and diluted	8,159,044	4,103,241	11,827,663	9,118,937	10,451,300	5,935,206

	For the three months ended March 31, 2022		For the three months ended March 31, 2023
	As Previously Reported	As Corrected	As Previously Reported	As Corrected
Net loss per share of common stock, basic and diluted	$0.81	$1.82	$0.40	$0.23
Weighted-average number of common shares used in net loss per share, basic and diluted	9,643,963	4,271,681	22,792,781	39,438,572

	For the Year Ended December 31, 2022
	As Previously Reported	As Corrected
Net loss per share of common stock, basic and diluted	$2.62	$2.45
Weighted-average number of common shares used in net loss per share, basic and diluted	13,426,066	14,353,102

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

Unaudited Interim Financial Information

The accompanying unaudited interim condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, or GAAP, for interim financial reporting and as required by Regulation S-X, Rule 10-01. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated annual financial statements for the years ended December 31, 2021 and 2022 and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair statement of the Company’s condensed consolidated balance sheet as of June 30, 2023, the condensed consolidated statements of operations for the three and six months ended June 30, 2022 and 2023, the condensed consolidated statement of changes in redeemable convertible preferred stock and stockholders' equity (deficit) for the three and six months ended June 30, 2022 and 2023, and condensed consolidated statements of cash flows for the six months ended June 30, 2022 and 2023. The financial data and other information disclosed in these notes related to the three and six months ended June 30, 2022 and 2023 are unaudited. The results for the six months ended June 30, 2023 are not necessarily indicative of results to be expected for the year ending December 31, 2023, any other interim periods, or any future year or period.

Recently Issued Accounting Pronouncements Not Yet Adopted

Management evaluated recently issued accounting pronouncements and does not believe that any of these pronouncements will have a significant impact on the condensed consolidated financial statements and related disclosures.

3. Fair Value Measurements

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis (in thousands):

		December 31, 2022
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Observable Inputs (Level 3)
Money market funds	$286,580	$286,580	$—	$—
Total financial assets	$286,580	$286,580	$—	$—

		June 30, 2023
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Observable Inputs (Level 3)
Money market funds	$277,396	$277,396	$—	$—
Total financial assets	$277,396	$277,396	$—	$—

As of December 31, 2022 and June 30, 2023, the Company had no financial liabilities that required fair value measurement. As of December 31, 2022 and June 30, 2023, the Company’s cash equivalents consisted of money market funds, classified as Level 1 financial assets, as these assets are valued using quoted market prices in active markets without any valuation adjustment.

During the year ended December 31, 2022 and the six months ended June 30, 2023 there were no transfers or reclassifications between fair value measurement levels of assets or liabilities. The carrying values of prepaid and other current assets, accounts payable and accrued expenses and other current liabilities approximate their fair values due to the short-term nature of these assets and liabilities.

4. Property, Plant and Equipment

Property, plant and equipment consisted of the following (in thousands):

	December 31, 2022	June 30, 2023
Construction in progress	$16	$—
Leasehold improvement	—	109
Office furniture	—	44
Computer equipment	20	51
Property, plant and equipment, gross	36	204
Less: Accumulated depreciation	(1)	(11)
Property, plant and equipment, net	$35	$193

There was no depreciation expense for the three and six months ended June 30, 2022. Depreciation expense was immaterial for each of the three and six months ended June 30, 2023.

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31, 2022	June 30, 2023
Accrued research and development expenses	$1,444	$481
Employee compensation and related benefits	1,165	1,351
Professional fees	339	227
Other	233	128
Total accrued expenses and other current liabilities	$3,181	$2,187

6. Novartis License Agreement

On June 28, 2019, the Company entered into a License Agreement, or the Novartis License Agreement, with Novartis Pharma AG, formerly known as Novartis International Pharmaceutical Ltd, or Novartis. Pursuant to the Novartis License Agreement, the Company has been granted an exclusive, worldwide, royalty-bearing, sublicensable license under specified patent rights and know-how related to two licensed compounds, to develop, make, use and sell certain products incorporating or comprising a licensed compound, including THB001 and THB335, to certain intellectual property rights owned or controlled by Novartis, or the Licensed IP, to research, develop, make, use, sell, and commercialize products containing the Licensed IP.

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

In addition, under the Novartis License Agreement, an anti-dilution right was issued to Novartis, in which Novartis is entitled to receive shares of Series A-1 Preferred Stock, guaranteeing them a 15% ownership interest of the fully diluted capitalization of the Company. The Company was obligated to issue additional shares of Series A-1 Preferred Stock until the Company had (1) raised aggregate cumulative proceeds of $30.0 million from sales of equity securities since its inception; or (2) issued and sold any securities that generate proceeds in excess of $30.0 million. Additionally, the Company was not obligated to issue more than 6,383,142 shares of the Series A-1 Preferred Stock to Novartis under the anti-dilution right. The Company assessed the Novartis anti-dilution right and determined that the right (i) meets the definition of a freestanding financial instrument that is not indexed to the Company’s own stock and (ii) meets the definition of a derivative and does not qualify for equity classification. The initial fair value of the anti-dilution right liability of $1.0 million was recorded as research and development expense in July 2019, as part of the initial consideration in the license agreement. The Company remeasured the liability associated with the anti-dilution right at each reporting date and at each issuance of Series A-1 Preferred Stock under the anti-dilution right. Changes in the fair value were recorded as other income and expense in the statement of operations until the anti-dilution right was satisfied in February 2021 upon the Company raising aggregate cumulative proceeds of $30.0 million in sales of equity securities. As part of the anti-dilution right, the Company issued a total of 5,970,000 shares of Series A-1 Preferred Stock to Novartis. No expense has been recognized in any periods subsequent to the satisfaction of the anti-dilution liability which was satisfied in February 2021.

Under the Novartis License Agreement, the Company is obligated to make aggregate milestone payments of up to $231.7 million related to the achievement of specified development, commercialization, and sales milestones. The Company records the milestone payments as research and development expenses when the milestones occur and consideration is paid or becomes payable. As of June 30, 2023, the Company has made two development milestone payments under the Novartis License Agreement totaling $1.0 million, of which $0.4 million was achieved and paid in 2019, and $0.6 million was achieved and paid in 2020, which were recorded as research and development expense. No other milestones have occurred or have been paid under the Novartis License Agreement.

As part of the Novartis License Agreement, the Company also agreed to pay tiered royalties based on future net sales of all Licensed IP, of which the royalty percentage ranged within the single digits.

7. Stockholder's Equity

Common stock

As of December 31, 2022 and June 30, 2023, the Company’s Amended and Restated Certificate of Incorporation authorized the Company to issue 500,000,000 shares of common stock, with a par value of $0.0001. The holders of the common stock are entitled to one vote for each share of common stock held on all matters submitted to a vote of stockholders. There are not cumulative voting rights for the election of directors in the restated certificate of incorporation, which means that holders of a majority of the shares of the common stock will be able to elect all of the directors. Common stockholders are entitled to receive dividends, as may be declared by the board of directors, or the Board, if any, subject to the preferential dividend rights of redeemable convertible preferred stock. Through June 30, 2023, no cash dividends had been declared or paid.

On September 19, 2022, the Company completed its IPO, at which time the Company issued 12,535,000 shares of common stock, including the exercise in full by the underwriters of their option to purchase up to 1,635,000 additional shares of common stock, at a public offering price of $17.00 per share. The Company received $198.2 million, net of underwriting discounts and commissions, but before deducting offering costs payable by the Company, which were $2.3 million. Upon the closing of the IPO, all outstanding shares of redeemable convertible preferred stock converted into 21,967,316 shares of common stock. As of December 31, 2022 and June 30, 2023, there were 39,377,222 and 39,628,764 shares of common stock issued and outstanding, respectively.

Undesignated preferred stock

As of December 31, 2022 and June 30, 2023, the Company’s Amended and Restated Certificate of Incorporation authorized the Company to issue up to 10,000,000 shares of undesignated preferred stock, par value $0.0001 per share. There were no undesignated preferred shares issued or outstanding as of December 31, 2022 and June 30, 2023.

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

Stock Options

The assumptions that the Company used to determine the grant-date fair value of stock options awarded to employees, were as follows for the three and six months ended June 30, 2022 and 2023:

Six Months Ended June 30,
	2022	2023
Expected term (in years)	5.71-6.53	5.21-6.96
Expected volatility	81.9-82.7%	85.7-88.2%
Risk-free interest rate	1.70-2.56%	3.6-4.2%
Expected dividend yield	—	—

The following table summarizes the Company’s stock option activity since December 31, 2022:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2022	3,644,500	$10.45	9.51	$1,283
Granted	1,561,840	4.27
Exercised	(37,268)	1.57
Forfeited or cancelled	(158,323)	3.51
Outstanding as of June 30, 2023	5,010,749	4.09	9.15	3,758
Options vested and exercisable as of June 30, 2023	984,275	3.85	8.83	1,005
Options unvested as of June 30, 2023	4,026,474	4.15	9.22	2,753

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock.

The weighted-average grant-date fair value per share of stock options granted during the six months ended June 30, 2023 was $3.17. As of June 30, 2023, there was $25.5 million of unrecognized stock-based compensation expense related to unvested stock options, to be recognized over a weighted-average period of 3.00 years.

The total fair value of options vested during the six months ended June 30, 2023 was $3.5 million.

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

The CEO was paid a one-time special bonus of $1.9 million to offset the CEO’s tax liability as a result of the forgiveness of the promissory note, or the Tax Payment, which is subject to a three-year vesting schedule with six-month cliffs. The Company is allowed to claw-back the unvested portion of the Tax Payment in the event that the CEO’s employment is terminated before the end of the three-year vesting period, provided that the CEO’s employment is terminated by the Company other than for cause, or if the CEO resigns for a good reason (a) within 12 months following a change of control, or (b) within 3 months preceding a change in control but as to only if the separation occurs after a potential change in control. In the event the CEO’s employment is terminated, the unvested portion of the Tax Payment will accelerate and will not be subject to the claw back provision. The claw-back provision will be accounted for if and when the CEO leaves under the relevant circumstances and the payment amount will be capitalized and recognized over the related service period as G&A employee salary expense.

A summary of the activity of the restricted common stock since December 31, 2022:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Unvested at December 31, 2022	964,992	$1.34
Granted	—	—
Vested	(214,274)	1.22
Cancelled or forfeited	—	—
Unvested at June 30, 2023	750,718	$1.37

No restricted common stock awards were granted during the six months ended June 30, 2023.

Stock-Based Compensation Expense

Stock-based compensation expense included in the Company’s condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2023	2022	2023
Research and development	$234	$1,055	$381	$2,073
General and administrative	925	1,790	1,228	3,454
Total stock-based compensation expense	$1,159	$2,845	$1,609	$5,527

9. Income Taxes

During the three and six months ended June 30, 2022 and 2023, the Company recorded no income tax provision or benefit.

The Company has evaluated the positive and negative evidence bearing upon its ability to realize its deferred tax assets, which primarily consist of net operating loss carryforwards. The Company has considered its history of cumulative net losses, estimated future taxable income and prudent and feasible tax planning strategies and has concluded that it is more likely than not that the Company will not realize the benefits of its deferred tax assets. As a result, as of June 30, 2023, the Company has maintained a full valuation allowance against its remaining net deferred tax assets.

10. Net Loss Per Share

The following table sets forth the computation of the Company’s basic and diluted net loss per share for the periods presented (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2023	2022	2023
Numerator:
Net loss	$7,676	$7,560	$15,460	$16,645
Net loss attributable to common stockholders, basic and diluted	$7,676	$7,560	$15,460	$16,645
Denominator:
Weighted-average number of common shares used in net loss per share, basic and diluted	4,361,735	39,570,464	4,321,267	39,504,882
Net loss per share of common stock, basic and diluted	$1.76	$0.19	$3.58	$0.42

The Company excluded the following shares from the computation of diluted net loss per share attributable to common stockholders during the three and six months ended June 30, 2022 and 2023 because including them would have had an anti-dilutive effect:

	For the Three and Six Months Ended June 30,
	2022	2023
Redeemable convertible preferred stock	21,967,316	—
Options to purchase common stock	1,803,079	5,010,749
Unvested restricted stock	1,410,565	750,718
Total	25,180,960	5,761,467

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

The Company also leased various office suites on a month-to month basis from Atlas Venture Life Science Advisors, or Atlas, and other third parties during the year ended December 31, 2022. During the three and six months ended June 30, 2022, the Company incurred immaterial short-term lease expense associated with the month-to-month lease. As the Company elected to not recognize leases with a lease term of 12 months or less on the balance sheet, no operating lease right of use assets and liabilities were recognized. During the three and six months ended June 30, 2023, the Company did not incur any short term lease costs.

During the three and six months ended June 30, 2022 and 2023, the components of operating lease cost were as follows, and are reflected in general and administrative expenses and research and development expenses, as determined by the underlying activities:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2023	2022	2023
Lease Cost:
Operating lease cost	$—	$274	$—	$548
Variable operating lease cost	—	—	—	—
Total operating lease cost	$—	$274	$—	$548

There was no cash paid and $0.3 million paid for amounts included in the measurement of operating lease liabilities for each of the three months ended June 30, 2022 and 2023, respectively. There was no cash paid and $0.3 million paid for the six months ended June 30, 2022 and 2023, respectively.

Maturities of operating lease liabilities at June 30, 2023 are as follows (in thousands):

2023 (remaining)	$544
2024	1,116
2025	1,145
2026	1,176
2027	1,207
Thereafter	238
Total lease payments	5,426
Less: interest	(1,142)
Total lease liability	$4,284

12. Commitments and Contingencies

Legal Proceedings

From time to time, in the ordinary course of business, the Company is subject to litigation and regulatory examinations as well as information gathering requests, inquiries and investigations. As of December 31, 2022 and June 30, 2023, there were no litigation matters which would have a material impact on the Company’s financial results.

13. Related Party Transactions

Entities Affiliated with Atlas Venture Fund XI, L.P.

Entities affiliated with Atlas Venture Fund XI, L.P. are a significant beneficial owner of the Company, holding more than 5% of the total outstanding stock of the Company, as of December 31, 2022 and June 30, 2023. The Company leased various office space from Atlas for use in its daily operations through September 2022.

During each of the three and six months ended June 30, 2022, the Company made immaterial payments associated with the lease agreements with Atlas, which were recorded within the general and administrative expense. No payments related to the lease agreements with Atlas were made during each of the three and six months ended June 30, 2023.

Novartis

Novartis is a significant beneficial owner of the Company, holding more than 5% of the total outstanding stock of the Company, as of December 31, 2022 and June 30, 2023. The Company has an in-license agreement with Novartis, which required the Company to make an upfront payment and issue shares of Series A-1 Preferred Stock to Novartis, and further includes future milestone payments upon the occurrence of certain events and royalty payments upon future sales. Refer to Note 6.

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

14. Employee Benefit Plans

Effective January 1, 2019, the Company adopted a 401(k) Plan for its employees, which is designed to be qualified under Section 401(k) of the Internal Revenue Code. Eligible employees are permitted to contribute to the 401(k) Plan within statutory and 401(k) Plan limits. Since inception of the plan and through the six months ended June 30, 2023 the Company has not made any contributions to the 401(k) Plan.

15. Subsequent Events

The Company has completed an evaluation of all subsequent events after the balance sheet date of June 30, 2023 through August 10, 2023, the date these financial statements were issued, to ensure that these financial statements include appropriate disclosure of events both recognized in the financial statements as of June 30, 2023, and events which occurred subsequently but were not recognized in the accompanying condensed consolidated financial statements. No subsequent events have occurred that require disclosure.

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

Overview

We are a biopharmaceutical company focused on advancing the next wave of medicine for dermal, respiratory, and gastrointestinal inflammatory diseases. We are developing next-generation, highly selective, oral small-molecule inhibitors of KIT, a cell surface receptor that serves as the master regulator of mast cell function and survival. Early clinical studies have demonstrated that KIT inhibition has the potential to address the treatment of a broad range of mast-cell-mediated inflammatory diseases, and that a titratable, oral, intracellular small molecule inhibitor may provide an attractive therapeutic profile against this target. Our initial focus is on developing a KIT inhibitor to treat chronic spontaneous urticaria with planned expansion into other mast-cell mediated inflammatory disorders.

In July 2023, we announced our next-generation product candidate, THB335, and disclosed topline results of the Phase 1b clinical trial of our first-generation product candidate THB001 for the treatment of chronic inducible urticaria, which we discontinued in December 2022, due to observed liver transaminitis in two of five patients enrolled. The results demonstrated evidence of clinical benefit in four of the five patients, achieving partial or complete responses despite early termination of the trial. In addition, we shared preliminary results from extensive studies of THB001 that were conducted to identify the mechanism for the observed liver toxicity, which was not predicted by nonclinical toxicology studies. These in-depth studies identified a metabolic pathway resulting in the formation of an intermediate reactive metabolite. Reactive metabolite formation has been previously implicated as a mechanistic basis for drug-induced liver injury. Structural modifications introduced into THB335 are believed to address this risk. Studies conducted to-date support its differentiated metabolic profile.

THB335

THB335, our next-generation oral small molecule wild-type KIT inhibitor product candidate, retains the potency and selectivity profile of THB001, with structural modifications which are expected to mitigate the hepatoxicity risk as well as provide a differentiated metabolic, distribution and physiochemical profile.

Key attributes of THB335 include:

•
Nanomolar potency against KIT;
•
High degree of selectivity against closest related kinases, including platelet-derived growth factor receptor and colony stimulating factor 1 receptor, as measured by biochemical assays and confirmed in cell-line viability assays;
•
No evidence observed to date for reactive metabolite formation as observed with THB001;
•
High oral bioavailability and metabolic stability;
•
Improved peripheral restriction compared to THB001 (decreased central nervous system penetration);
•
Improved solubility and lipophilicity compared to THB001; and
•
Favorable pharmacokinetic profile with long circulating half-life.

We plan to file a U.S. Food and Drug Administration, or FDA, investigational new drug application, or IND, and initiate clinical trials of THB335 in the first half of 2024. Phase 2 development is expected to initially focus on chronic spontaneous urticaria, with planned expansion into other mast cell-mediated inflammatory disorders.

THB001 Clinical Results

The Phase 1b clinical trial of THB001 in chronic inducible urticaria was designed to evaluate the preliminary safety and tolerability, efficacy and pharmacokinetics of three dose levels of THB001 over 12 weeks of treatment. Five patients were enrolled in the lowest planned dose cohort of 200mg BID before study discontinuation. The first patient enrolled completed 12 weeks of treatment; the next two patients enrolled were discontinued from the study drug at week eight due to observed liver transaminitis; the two remaining patients were discontinued from the study drug at weeks three and four and followed for safety per the trial protocol.

The transaminitis adverse events, or AEs, were reported as moderate and resolved at weeks 17 and 25. All other AEs were reported as mild and demonstrated to be reversible. The overall AE profile, including mild hematologic and hair color changes, was consistent with the known on-target effects of KIT inhibition.

Rapid and sustained reduction in serum tryptase, a serum biomarker associated with mast cell activation and correlated with clinical response in urticaria studies, was observed in the trial, with an 83.1% mean change from baseline as early as week one. Four out of the five patients treated in the study achieved partial (n=2) or complete (n=2) Critical Temperature Threshold responses despite early termination of dosing.

We plan to present the full results of the study at a scientific conference later this year.

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

We have incurred significant operating losses since inception. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of our product candidates. Our net loss was $35.2 million, $15.5 million and $16.6 million for the year ended December 31, 2022, and the six months ended June 30, 2022 and 2023, respectively. As of June 30, 2023, we had an accumulated deficit of approximately $100.0 million. We expect to continue to incur net operating losses for at least the next several years, and we expect our research and development expenses, general and administrative expenses, and capital expenditures will increase substantially in connection with our ongoing activities, particularly if, and as, we:

•
advance THB335 and any future KIT inhibitor product candidates through nonclinical studies and clinical development;
•
conduct additional nonclinical studies and clinical trials for THB335 in additional potential indications;
•
discover and develop new product candidates;
•
obtain, expand, maintain, defend and enforce our intellectual property portfolio;
•
manufacture, or have manufactured, nonclinical, clinical and potentially commercial supplies of THB335 and any future KIT inhibitor product candidates;
•
seek regulatory approvals for THB335 and any future KIT inhibitor product candidates;
•
establish a sales, marketing and distribution infrastructure to commercialize THB335 and any future KIT inhibitor product candidates, if approved;
•
identify additional compounds or product candidates and acquire rights from third parties to those compounds or product candidates through licenses;
•
hire additional clinical, scientific and management personnel, as well as administrative staff to support the growth of our business;
•
add operational, financial and management information systems and personnel;
•
incur additional legal, accounting and regulatory costs associated with operating as a public company;
•
experience delays related to the ongoing supply chain impacts of health epidemics in the United States and in other countries in which we have planned or have active clinical trial sites and where our third-party CDMOs operate; and
•
establish licenses, collaborations or strategic partnerships.

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

As a result, we will need substantial additional funding to support our continuing operations and pursue our growth strategy. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through equity offerings, debt financings or other capital sources, which could include collaborations, strategic alliances or additional licensing arrangements. We may be unable to raise additional funds or enter into such arrangements when needed, on favorable terms, or at all. Our failure to raise capital or enter into such agreements as, and when, needed, could have a material adverse effect on our business, results of operations and financial condition, including requiring us to have to delay, reduce or eliminate product development or future commercialization efforts. The amount and timing of our future funding requirements will depend on many factors including the successful advancement of any future KIT inhibitor product candidates. Our ability to raise additional funds may also be adversely impacted by potential worsening global economic conditions and disruptions to and volatility in the credit and financial markets in the United States and worldwide, such as those resulting from the government closure of SVB and liquidity concerns at other financial institutions, from potential recessions, health epidemics, the hostilities in Ukraine, and increasing interest rates and rates of inflation.

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

We oversee and manage third party Contract Development and Manufacturing Organizations, or CDMOs, to support development and manufacture of any future KIT inhibitor product candidates for our clinical trials. The manufacturing process has readily-sourced available raw materials and straightforward scalability. We believe our current manufacturers are able to supply the upcoming clinical trials and additional CDMOs may be on-boarded at later stages of clinical and commercial development.

As of June 30, 2023, we had $278.1 million in cash and cash equivalents. We believe that our existing cash and cash equivalents, will be sufficient to fund our operations and capital expenses through at least 2025. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See the subsection titled “Liquidity and Capital Resources.”

License Agreement with Novartis International Pharmaceutical Ltd.

On June 28, 2019, we entered into a license agreement with Novartis International Pharmaceutical Ltd. (which subsequently merged into the company Novartis Pharma AG), or Novartis, as amended, or the Novartis License Agreement. Pursuant to the Novartis License Agreement, Novartis granted us an exclusive, worldwide, sublicensable (subject to certain requirements therein) license under specified patent rights and know-how related to three licensed compounds to develop, make, use and sell certain products incorporating or comprising a licensed compound, including THB001 and THB335, or the Licensed Products. Under the Novartis License Agreement, we are solely responsible for all research, development, regulatory and commercialization activities related to the Licensed Products. We are required to use commercially reasonable efforts to develop and seek regulatory approval for, and commercialize, at least one Licensed Product in the United States, France, Germany, Italy, Spain, the United Kingdom, and Japan.

Pursuant to the Novartis License Agreement, we made a one-time payment of $0.4 million to Novartis and agreed to issue shares of preferred stock pursuant to that certain Investment Letter dated as of June 27, 2019, or the Novartis Investment Letter. Pursuant to the Novartis Investment Letter, we have issued Novartis 5,970,000 shares of Series A-1 Preferred Stock (2,642,762 shares of common stock following the conversion of such preferred stock in connection with our IPO), consisting of shares issued as part of entering into the agreement and shares issued subsequently under the anti-dilution right included within the license agreement. Further, we are obligated to pay Novartis up to an aggregate of: (i) $31.7 million upon the achievement of certain specified development milestones for the Licensed Products and (ii) $200.0 million upon the achievement of certain specified sales and commercialization milestones with respect to the Licensed Products. We are also required to pay Novartis, on a Licensed Product-by-Licensed Product and country-by-country basis, tiered royalties in the single-digit percentage range on annual net sales of Licensed Products, subject to reduction and offset upon certain specified events. The foregoing royalty payment obligations will expire on the latest to occur of: (a) expiration of the last valid claim of the licensed patent rights that covers such Licensed Product in such country; (b) the expiration of any regulatory exclusivity for such Licensed Product in such country; and (c) ten years following the first commercial sale of such Licensed Product in such country. Upon the expiration of such royalty term in a particular country for a particular Licensed Product, the license granted to us with respect to such Licensed Product in such country will become fully paid-up, royalty-free, transferable, perpetual and irrevocable.

For a more detailed description of this agreement, see Note 6 to our unaudited interim condensed consolidated financial statements included elsewhere in this Quarterly Report.

Results of Operations

Comparison of the three and six months ended June 30, 2022 and 2023

The following table summarizes our results of operations for each of the periods presented (in thousands, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2023	$ Change	% Change	2022	2023	$ Change	% Change
Operating expenses:
Research and development	$4,181	$5,340	$1,159	28%	$10,393	$12,077	$1,684	16%
General and administrative	3,602	5,374	1,772	49	5,177	10,625	5,448	105
Total operating expenses	7,783	10,714	2,931	38	15,570	22,702	7,132	46
Loss from operations	7,783	10,714	2,931	38	15,570	22,702	7,132	46
Other income, net:
Interest income	(107)	(3,158)	(3,051)	*	(110)	(6,063)	(5,953)	*
Other (income) expense	—	4	4	*	—	6	6	*
Total other (income) expense, net	(107)	(3,154)	(3,047)	*	(110)	(6,057)	(5,947)	*
Net loss	$7,676	$7,560	$(116)	(2%)	$15,460	$16,645	$1,185	8%

* Percentage not meaningful.

Research and Development Expenses

The following table summarizes our research and development expenses for each of the periods presented (in thousands, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2023	$ Change	% Change	2022	2023	$ Change	% Change
Direct costs:
THB001	$1,881	$1,088	$(793)	(42%)	$6,169	$2,364	$(3,805)	(62%)
Other discovery and development	1,177	863	(314)	(27)	1,975	3,081	1,106	56
THB335	—	328	328	*	—	328	328	*
Indirect costs:
Personnel-related	1,122	2,809	1,687	150	2,248	5,780	3,532	157
Facilities and other	1	252	251	*	1	524	523	*
Total research and development expenses	$4,181	$5,340	$1,159	28%	$10,393	$12,077	$1,684	16%

*Percentage not meaningful.

Research and development expenses increased by $1.1 million, from $4.2 million for the three months ended June 30, 2022 to $5.3 million for the three months ended June 30, 2023, and increased by $1.7 million, from $10.4 million for the six months ended June 30, 2022 to $12.1 million for the six months ended June 30, 2023, primarily due to increases in discovery and development costs relating to the research and nonclinical development of THB335 and other next-generation discovery efforts.

General and Administrative Expenses

General and administrative expenses increased by $1.8 million, from $3.6 million for the three months ended June 30, 2022 to $5.4 million for the three months ended June 30, 2023, and increased by $5.4 million, from $5.2 million for the six months ended June 30, 2022 to $10.6 million for the six months ended June 30, 2023, primarily attributable to increased costs associated with being a public company and personnel-related expenses.

Total Other (Income) Expense, Net

Total other income, net increased by $3.1 million, from $0.1 million for the three months ended June 30, 2022 to $3.2 million for the three months ended June 30, 2023, and increased by $6.0 million, from $0.1 million for the six months ended June 30, 2022 to $6.1 million for the six months ended June 30, 2023, primarily due to increases in interest income.

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

As of June 30, 2023, we had $278.1 million in cash and cash equivalents, and we had an accumulated deficit of approximately $100.0 million.

Cash Flows

The following table provides information regarding our cash flows for each of the periods presented (in thousands):

	Six Months Ended June 30,
	2022	2023
Net cash used in operating activities	$14,852	$10,635
Net cash used in investing activities	—	168
Net cash used in (provided by) financing activities	697	(58)
Net decrease in cash, cash equivalents and restricted cash	$15,549	$10,745

Net Cash Used in Operating Activities

Net cash used in operating activities for the six months ended June 30, 2022 was $14.8 million, and was primarily due to our net loss of $15.5 million, a $1.6 million stock-based compensation expense, and changes in working capital consisting of a decrease of $0.3 million in prepaid expenses, an increase of $0.4 million in accounts payable, and a $1.6 million decrease in accrued expenses and other current liabilities.

Net cash used in operating activities for the six months ended June 30, 2023 was $10.6 million, and was primarily due to our net loss of $16.6 million, a $5.5 million stock-based compensation expense, a net impact of $0.2 million from the noncash operating lease expense and changes in operating lease liabilities, and changes in working capital consisting of a $1.7 million decrease in prepaid expenses, a $0.7 million decrease in accounts payable, a $1.0 million decrease in accrued expenses and other current liabilities, and a $0.3 million decrease in other assets.

Net Cash Used in Investing Activities

We had no investing activities for the six months ended June 30, 2022. Net cash used in investing activities for the six months ended June 30, 2023 was $0.2 million, and was entirely related to the purchase of property and equipment.

Net Cash Used in (Provided by) Financing Activities

Net cash used in financing activities for the six months ended June 30, 2022 was $0.7 million, resulting from costs incurred in the preparation of the IPO. Net cash provided by financing activities for the six months ended June 30, 2023 was $0.1 million related to proceeds from the exercise of stock options.

Funding Requirements

Our primary uses of capital are, and we expect will continue to be, research and development services, compensation and related expenses and general overhead costs. We expect to continue to incur significant expenses and operating losses for the foreseeable future. Following the closing of our IPO, we expect to continue to incur additional costs associated with operating as a public company.

Based on our current operating plan, we believe that our existing cash and cash equivalents, will be sufficient to fund our operations and capital expenses through at least 2025. However, we have based this estimate on assumptions that may prove to be wrong, and we could exhaust our capital resources sooner than we expect.

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

•
the timing and amount of milestone and other payments we are obligated to make under our Novartis License Agreement or any future license agreements;
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
•
the cost of commercialization activities if THB335 or any future KIT inhibitor product candidates are approved for sale, including marketing, sales and distribution costs;
•
our efforts to enhance operational systems and hire additional personnel, including personnel to support development of our product candidates; and
•
our need to implement additional internal systems and infrastructure, including financial and reporting systems to satisfy our obligations as a public company.

A change in the outcome of any of these or other variables with respect to the development of THB335 or any future KIT inhibitor product or development candidates we may develop in the future could significantly change the costs and timing associated with our development plans. Further, our operating plans may change in the future, and we may need additional funds to meet operational needs and capital requirements associated with such operating plans.

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings or other capital sources, which could include collaborations, strategic alliances or licensing arrangements. We currently have no credit facility or committed sources of capital. Adequate additional funds may not be available to us on acceptable terms, or at all. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of our existing stockholders may be diluted, and the terms of these securities may include liquidation or other preferences that could adversely affect the rights of such stockholders. Debt financing, if available, may involve agreements that include restrictive covenants that limit our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends, that could adversely impact our ability to conduct our business. If we raise additional funds through collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research program or product candidates, or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting from the ongoing banking crisis or otherwise. Because of the numerous risks and uncertainties associated with product development, there is no assurance that we will ever be profitable or generate positive cash flow from operating activities.

Contractual Obligations and Other Commitments

Novartis License Agreement

We may incur contingent royalty payments that we are required to make under the Novartis License Agreement. Due to the uncertainty of the achievement and timing of the events requiring payment under our license agreement with Novartis, the amounts to be paid by us are not fixed or determinable at this time. We are required to pay Novartis royalties on all sales of licensed products, with such royalty percentages in the mid-single digits of sales. We have not paid any royalties to date as we have no products commercially approved for sale. For additional information regarding the license agreement and royalties payable to Novartis, see Note 6 to our unaudited interim condensed consolidated financial statements included elsewhere in this Quarterly Report.

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

Purchase and Other Obligations

We enter into contracts in the normal course of business with contract research organizations, or CROs, CDMOs and other third-party vendors for nonclinical research studies and testing, clinical trials and testing and manufacturing services. Most contracts do not contain minimum purchase commitments and are cancellable by us upon written notice. Payments due upon cancellation consist of payments for services provided or expenses incurred, including non-cancellable obligations of our service provided up to one year after the date of cancellation.

Critical Accounting Policies

This management’s discussion and analysis is based on our unaudited interim condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles or GAAP. The preparation of our condensed consolidated financial statements and related disclosures requires us to make judgments and estimates that affect the reported amounts of assets, liabilities and expenses, as well as related disclosures during the reported periods. Our critical accounting policies are described under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the Securities and Exchange Commission on March 29, 2023. There were no material changes to our critical accounting policies through June 30, 2023 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

As of June 30, 2023, we had no debt outstanding and therefore were not exposed to related interest rate risk.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of June 30, 2023, management, with the participation of our Principal Executive Officer and Principal Financial and Accounting Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Principal Executive Officer and the Principal Financial and Accounting Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Principal Executive Officer and Principal Financial and Accounting Officer concluded that, as of June 30, 2023, our disclosure controls and procedures were not effective at a reasonable assurance level due to the material weakness described below.

During the preparation of our consolidated financial statements for the year ended December 31, 2021, we identified a material weakness in our internal control over financial reporting. The material weakness that we identified related to the lack of segregation of duties, certain system limitations in our accounting software and the overall control environment, as we had insufficient internal resources with appropriate accounting and finance knowledge and expertise to design, implement, document, and operate effective internal controls around our financial reporting process. The material weakness remained at the time of the preparation of our financial statements for the year ended December 31, 2022, and remains unremediated as of June 30, 2023.

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

Our management is committed to maintaining a strong internal control environment and is developing remediation plans to address the material weakness described above.

Changes in Internal Control over Financial Reporting

Management determined that, as of June 30, 2023, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter then ended that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Financial Position, Limited Operating History and Need for Additional Capital

We have a limited operating history, have not completed any clinical trials beyond Phase 1, and neither THB335 nor any of our other product candidates have been approved for commercial sale. We have a history of significant net losses since our inception and expect to continue to incur significant losses for the foreseeable future.

We are a biopharmaceutical company with a limited operating history on which to base your investment decision. We commenced operations in 2019, and neither THB335, our next-generation oral small molecule wild-type KIT inhibitor and new lead product candidate, nor any of our other product candidates have completed clinical trials or have been approved for commercial sale. Biopharmaceutical product development is a highly speculative undertaking because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval or become commercially viable.

Since our inception, we have focused substantially all of our efforts and financial resources on the development of our first-generation product candidate THB001. In December 2022, we announced the discontinuation of our Phase 1b clinical trial of our first-generation product candidate, THB001, in chronic inducible urticaria following observation of asymptomatic liver transaminitis in two patients enrolled in the first dose cohort. In July 2023, we announced the nomination of our next product candidate, THB335. We have not yet demonstrated an ability to successfully complete any late-stage trials, obtain marketing approvals, manufacture a commercial-scale product or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. As a result, it may be more difficult for you to accurately evaluate the performance of our business to date or to predict our viability than it would be if we had a longer operating history.

We have incurred significant net losses in each reporting period since our inception, have not generated any revenue to date and have financed our operations principally through private placements of preferred stock prior to the completion of our IPO, as well as the net proceeds from our IPO. Our net losses were $29.6 million and $35.2 million for the year ended December 31, 2021 and 2022, respectively, and $15.5 million and $16.6 million for the six months ended June 30, 2022 and 2023, respectively. As of June 30, 2023, we had an accumulated deficit of approximately $100.0 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of any future product candidates. The net losses we incur may fluctuate significantly from quarter-to-quarter and year-to-year, such that a period-to-period comparison of our results of operations may not be a good indication of our future performance.

We anticipate that our expenses will increase substantially if, and as, we:

•
advance THB335 and any future product candidates through nonclinical studies and clinical development;
•
discover and develop new KIT inhibitor product candidates;
•
obtain, expand, maintain, defend and enforce our intellectual property portfolio;

•
manufacture, or have manufactured, nonclinical, clinical and potentially commercial supplies of any future KIT inhibitor product candidates;
•
seek regulatory approvals for THB335 or any future KIT inhibitor product candidates;
•
establish a sales, marketing and distribution infrastructure to commercialize THB335 or any future KIT inhibitor product candidates, if approved;
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
•
experience delays related to the ongoing supply chain impacts of the COVID-19 pandemic in the United States and in other countries in which we have planned or have active clinical trial sites and where our third-party contract development and manufacturing organizations, or CDMOs operate; and
•
establish licenses, collaborations or strategic partnerships.

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

Our ability to become and remain profitable depends on our ability to generate revenue. We do not expect to generate significant revenue, if any, unless and until we, either alone or with a collaborator, are able to obtain regulatory approval for, and successfully commercialize THB335 or any future KIT inhibitor product candidates that we may develop. Successful commercialization will require achievement of many key milestones, including demonstrating safety and efficacy in clinical trials, obtaining regulatory, including marketing, approval for these product candidates, manufacturing, marketing and selling those products for which we, or any future collaborators, may obtain regulatory approval, satisfying any post-marketing requirements and obtaining reimbursement for THB335 or any future product candidates from private insurance or government payors. Because of the uncertainties and risks associated with these activities, we are unable to accurately and precisely predict the timing and amount of revenue, if any, the extent of any further losses or if or when we might achieve profitability. We and any future collaborators may never succeed in these activities and, even if we do, or any future collaborators do, we may never generate revenue in an amount sufficient for us to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Additionally, our expenses could increase if we are required by the FDA, the EMA, or any comparable foreign regulatory authority to perform clinical trials in addition to those currently expected, or if there are any delays in completing our clinical trials or the development of THB335 or any future KIT inhibitor product candidates.

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

Identifying and developing potential product candidates and conducting nonclinical and clinical studies is a time consuming, capital-intensive and uncertain process that takes years to complete. If THB335 or any future KIT inhibitor product candidates enter and advance through nonclinical studies and clinical trials, as applicable, we will need substantial additional funds to expand or create our development, regulatory, manufacturing, marketing and sales capabilities. We have used substantial amounts of cash since inception to develop our prior product candidate, THB001, and will require significant funds to conduct further research and development and nonclinical testing and clinical trials of THB335 or any future KIT inhibitor product candidates, to seek regulatory approvals for THB335 or any future KIT inhibitor product candidates and to manufacture and market products, if any, which are approved for commercial sale. In addition, we expect to incur additional costs associated with operating as a public company. See "We will incur increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives and corporate governance practices." Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations.

Nonclinical studies and clinical trials for THB335 or any future KIT inhibitor product candidates, will require substantial funds to complete. As of June 30, 2023, we had $278.1 million in cash and cash equivalents. Based on our current operating plan, we believe that our existing cash and cash equivalents, will be sufficient to fund our operating expenses and capital expenditure requirements through at least 2025 However, our future capital requirements and the period for which we expect our existing resources to support our operations, fund continued growth of our operations, research and development of product candidates, or otherwise respond to competitive pressures, may vary significantly from what we expect and we may need to seek additional funds sooner than planned. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. Our monthly spending levels vary based on new and ongoing research and development and other corporate activities. Because the length of time and activities associated with successful research and development of THB335 or any future product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any marketing and commercialization activities for approved products. Our future funding requirements for THB335 or any future product candidates and our ongoing operations, both near and long-term, will depend on many factors, including, but not limited to:

•
the timing, cost and progress of nonclinical and clinical development activities;
•
the cost of regulatory submissions and timing of regulatory approvals;
•
the number and scope of nonclinical and clinical programs we decide to pursue;
•
the progress of the development efforts of parties with whom we may in the future enter into collaborations and/or research and development agreements;
•
the timing and amount of milestone and other payments we are obligated to make under our Novartis License Agreement or any future license agreements;
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
•
the cost of commercialization activities if THB335 or any future KIT inhibitor product candidates are approved for sale, including marketing, sales and distribution costs;
•
the availability of capital in the technology and life sciences industries following the closure of Silicon Valley Bank, or SVB, and liquidity concerns at other financial institutions;
•
our efforts to enhance operational systems and hire additional personnel, including personnel to support development of product candidates;

•
the continued effects of supply chain disruptions and other ongoing impacts of the COVID-19 pandemic on our business; and
•
our need to implement additional internal systems and infrastructure, including financial and reporting systems to satisfy our obligations as a public company.

If we are unable to obtain funding on a timely basis or on acceptable terms, we may have to delay, reduce or terminate our research and development programs and nonclinical studies or clinical trials, limit strategic opportunities or undergo reductions in our workforce or other corporate restructuring activities. We do not expect to realize revenue from sales of commercial products or royalties from licensed products in the foreseeable future, if at all, and, in no event, before THB335 or any future KIT inhibitor product candidates are clinically tested, approved for commercialization and successfully marketed, if ever.

We will be required to seek additional funding in the future and currently intend to do so through public or private equity offerings or debt financings, credit or loan facilities, additional licensing agreements and/or collaborations, or a combination of one or more of these funding sources. If we raise additional funds by issuing equity securities, our stockholders will suffer dilution and the terms of any financing may adversely affect the rights of our stockholders. In addition, as a condition to providing additional funds to us, future investors may demand, and may be granted, rights superior to those of existing stockholders. Our future debt financings, if available, are likely to involve restrictive covenants limiting our flexibility in conducting future business activities, and, in the event of insolvency, debt holders would be repaid before holders of our equity securities receive any distribution of our corporate assets. If we raise additional funds through licensing or collaboration arrangements with third parties, we may have to relinquish valuable rights to THB001, THB335 or any future KIT inhibitor product candidates, or grant licenses on terms that are not favorable to us. We also could be required to seek collaborators for product candidates at an earlier stage than otherwise would be desirable or relinquish our rights to product candidates or technologies that we otherwise would seek to develop or commercialize ourselves. Failure to obtain capital when needed on acceptable terms, or at all, may force us to delay, limit or terminate our product development and commercialization of THB335 or any future product candidates, which could have a material and adverse effect on our business, financial condition, results of operations and prospects.

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

Risks Related to Discovery, Development and Commercialization

Our future performance is substantially dependent on the success of THB335 as well as our ability to identify and develop future product candidates.

Our future performance is substantially dependent on our ability to timely complete successful clinical trials of THB335, identify and develop future KIT inhibitor product candidates, obtain regulatory approval for, and then successfully commercialize THB335 and any future KIT inhibitor product candidates. We are early in our development efforts and we announced in December 2022 the discontinuation of our Phase 1b trial of our prior product candidate, THB001, in chronic inducible urticaria. We announced the nomination of our next product candidate, THB335, in July 2023 and expect to file an IND for THB335 in the first half of 2024. We currently have no products that are approved for sale in any jurisdiction. There can be no assurance that THB335 or any future KIT inhibitor product candidates that we develop will achieve success in their clinical trials or obtain regulatory approval.

We plan to seek regulatory approval to commercialize THB335 and future KIT inhibitor product candidates in the United States, the European Union and in selected foreign countries, including the United Kingdom and Japan. In order to obtain separate regulatory approvals in other countries, we must comply with numerous and varying regulatory requirements of such countries regarding safety and efficacy. Other countries also have their own regulations governing, among other things, clinical trials and commercial sales, as well as pricing and distribution of THB335 or any future KIT inhibitor product candidates, and we will be required to expend significant resources to obtain regulatory approval, which may not be successful, and to comply with ongoing regulations in these jurisdictions.

Our ability to generate product revenue, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and commercialization of THB335 and any future product candidates. The success of THB335 and any future product candidates will depend on several factors, including the following:

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
•
receiving required regulatory authorizations for the development and obtaining approvals for the commercialization of THB335 and any future KIT inhibitor product candidates;
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

•
achieving desirable therapeutic properties for THB335 and any future KIT inhibitor product candidates’ intended indications;
•
launching commercial sales of any future KIT inhibitor product candidates, if approved, whether alone or in collaboration with third parties;
•
acceptance of THB335 and any future KIT inhibitor product candidates, if approved, by patients, the medical community and third-party payors;
•
addressing any delays in our clinical trials resulting from factors related to the ongoing impacts of the COVID-19 pandemic or other major natural disaster or significant political event;
•
effectively competing with other therapies; and
•
maintaining an acceptable safety profile of THB335 and any future KIT inhibitor product candidates through clinical trials and following regulatory approval.

Many of these factors are beyond our control, and it is possible that none of our prior product candidates, THB335 or any future KIT inhibitor product candidates will ever obtain regulatory approval, even if we expend substantial time and resources seeking such approval. If we do not achieve one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize any product candidates, which would materially harm our business.

If we do not achieve our projected development goals in the time frames we announce and expect, the commercialization of THB335 or any future product candidates may be delayed and, as a result, our stock price may decline and you may lose all or part of your investment.

From time to time, we estimate the timing of the anticipated accomplishment of various scientific, clinical, regulatory and other product development goals, which we sometimes refer to as milestones. These milestones may include the commencement or completion of scientific studies and clinical trials and the submission of regulatory filings. From time to time, we may publicly announce the expected timing of some of these milestones. All of these milestones are and will be based on numerous assumptions. The actual timing of these milestones can vary dramatically compared to our estimates, in some cases for reasons beyond our control. If we do not meet these milestones as publicly announced, or at all, the commercialization of THB335 or any future KIT inhibitor product candidates may be delayed or never achieved and, as a result, our stock price may decline. A decline in our stock price and in the value of our Company could cause you to lose all or part of your investment.

Drug development is a lengthy and expensive process, and the outcome of clinical testing is inherently uncertain, and results of earlier studies and trials may not be predictive of future trial results. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of THB335 or any future product candidates.

We currently do not have any product candidates in clinical development. In December 2022, we announced the discontinuation of our Phase 1b clinical trial of our prior product candidate, THB001, in chronic inducible urticaria following observation of asymptomatic liver transaminitis in two patients enrolled in the first dose cohort. In July 2023, we announced the nomination of our next product candidate, THB335. It is impossible to predict when or if THB335 or any future KIT inhibitor product candidate will prove effective and safe in humans or will receive regulatory approval. To obtain the requisite regulatory approvals to commercialize any product candidate, we must demonstrate through extensive nonclinical studies and lengthy, complex and expensive clinical trials that our product candidate is safe and effective in humans. Clinical testing can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. The results of nonclinical studies and early clinical trials of THB335 or any future KIT inhibitor product candidates may not be predictive of the results of later-stage clinical trials. We may be unable to establish clinical endpoints that applicable regulatory authorities would consider clinically meaningful, and a clinical trial can fail at any stage of testing. Differences in trial design between early-stage clinical trials and later-stage clinical trials make it difficult to extrapolate the results of earlier clinical trials to later clinical trials. Moreover, clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in clinical trials have nonetheless failed to obtain marketing approval of their products. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials for product candidates due to lack of efficacy or to unfavorable safety profiles, notwithstanding promising results in earlier trials. There is typically a high rate of failure of product candidates proceeding through clinical trials. Most product candidates that commence clinical trials are never approved as products and there can be no assurance that any of our future clinical trials will ultimately be successful or support clinical development of THB335 or any future KIT inhibitor product candidates.

We or any future collaborators may experience delays in initiating or completing clinical trials. We or any future collaborators also may experience numerous unforeseen events during, or as a result of, any future clinical trials that we could conduct that could delay or prevent our ability to receive marketing approval or commercialize THB335 or any future KIT inhibitor product candidates, including:

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
•
the cost of clinical trials of THB335 or any future KIT inhibitor product candidates may be greater than we anticipate;
•
the quality of THB335 or any future KIT inhibitor product candidates or other materials necessary to conduct clinical trials of any future product candidates may be inadequate to initiate or complete a given clinical trial;
•
our inability to manufacture sufficient quantities of THB335 or any future KIT inhibitor product candidates for use in clinical trials;
•
our inability to meet drug specifications suitable for use in clinical trials and commercial applications;
•
reports from clinical testing of other therapies may raise safety or efficacy concerns about THB335 or any future KIT inhibitor product candidates;
•
our failure to establish an appropriate safety profile for a product candidate based on clinical or nonclinical data for such product candidate as well as data emerging from other molecules in the same class as THB335 or any future KIT inhibitor product candidate; and
•
the FDA, EMA or other regulatory authorities may require us to submit additional data such as long-term toxicology studies or impose other requirements before permitting us to initiate a clinical trial.

Patient enrollment, a significant factor in the timing of clinical trials, is affected by many factors including the size and nature of the patient population, the number and location of clinical sites we enroll, the proximity of patients to clinical sites, the eligibility and exclusion criteria for the trial, the design of the clinical trial, the inability to obtain and maintain patient consents, the risk that enrolled participants will drop out before completion, competing clinical trials and clinicians’ and patients’ perceptions as to the potential advantages of the product candidate being studied in relation to other available therapies, including any new drugs or therapeutic biologics that may be approved for the indications being investigated by us. Furthermore, we may in the future rely on collaborators, CROs and clinical trial sites to ensure the proper and timely conduct of our future clinical trials, including the patient enrollment process, and we have limited influence over their performance. Additionally, we could encounter delays if treating physicians encounter unresolved ethical issues associated with enrolling patients in future clinical trials of THB335 or any future KIT inhibitor product candidates in lieu of prescribing existing treatments that have established safety and efficacy profiles.

We could also encounter delays if a clinical trial is suspended or terminated by us, the IRBs of the institutions in which such trials are being conducted, or the FDA, EMA or other regulatory authorities, or if a clinical trial is recommended for suspension or termination by the Data Safety Monitoring Board, or the DSMB, for such trial. A suspension or termination may be imposed due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA, EMA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a product or treatment, failure to establish or achieve clinically meaningful trial endpoints, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. Clinical studies may also be delayed or terminated as a result of ambiguous or negative interim results. Many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of THB335 or any future KIT inhibitor product candidates. Further, the FDA, EMA or other regulatory authorities may disagree with our clinical trial design and our interpretation of data from clinical trials, or may change the requirements for approval even after they have reviewed and commented on the design for our clinical trials.

Our product development costs will increase if we experience delays in clinical testing or marketing approvals. We do not know whether any of our clinical trials will begin as planned, will need to be restructured or will be completed on schedule, or at all. Significant clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize THB335 or any future KIT inhibitor product candidates and may allow our competitors to bring products to market before we do, potentially impairing our ability to successfully commercialize THB335 or any future KIT inhibitor product candidates and harming our business and results of operations. Any delays in our clinical development programs may harm our business, financial condition, results of operations and prospects significantly.

Results of nonclinical studies and early clinical trials may not be predictive of results of future clinical trials.

The outcome of nonclinical studies and early clinical trials may not be predictive of the success of later clinical trials, and interim results of clinical trials. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials after achieving positive results in earlier development, and we have faced and could in the future face similar setbacks. The design of a clinical trial can determine whether its results will support approval of a product and flaws in the design of a clinical trial may not become apparent until the clinical trial is well advanced. We have limited experience in designing clinical trials and may be unable to design and execute a clinical trial to support marketing approval for THB335 or any future KIT inhibitor product candidates. In addition, nonclinical and clinical data are often susceptible to varying interpretations and analyses. Many companies that believed their product candidates performed satisfactorily in nonclinical studies and clinical trials have nonetheless failed to obtain marketing approval for the product candidates. Even if we believe that the results of clinical trials for THB335 or any future KIT inhibitor product candidates warrant marketing approval, the FDA, EMA or comparable foreign regulatory authorities may disagree and may not grant marketing approval of THB335 or any future KIT inhibitor product candidates.

In some instances, there can be significant variability in safety or efficacy results between different clinical trials of the same product candidate due to numerous factors, including changes in trial procedures set forth in protocols, differences in the size and type of the patient populations, changes in and adherence to the dosing regimen and other clinical trial protocols and the rate of dropout among clinical trial patients. If we fail to receive positive results in clinical trials of THB335 or any future KIT inhibitor product candidates, the development timeline and regulatory approval and commercialization prospects for such product candidates, and, correspondingly, our business and financial prospects would be negatively impacted.

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

Our future clinical trials may reveal significant adverse events not seen in our nonclinical studies and may result in a safety profile that could inhibit regulatory approval or market acceptance of THB335 or any future product candidates.

If significant adverse events or other side effects are observed in any of our clinical trials for THB335 or any future KIT inhibitor product candidates, we may have difficulty recruiting patients to our clinical trials, patients may drop out of our trials, or we may be required to abandon the trials or our development efforts of one or more product candidates altogether. In particular, in December 2022, we announced the discontinuation of our Phase 1b clinical trial of our prior product candidate, THB001, in chronic inducible urticaria following observation of asymptomatic liver transaminitis in two patients enrolled in the first dose cohort, which was not predicted by our completed nonclinical toxicology studies of THB001 nor observed in our Phase 1a clinical trial. We conducted mechanistic studies to further understand the likely cause of hepatotoxicity observed with THB001. While we believe the structural modifications in THB335 mitigate the hepatoxicity risk, clinical trials could produce similar adverse events as we encountered in the clinical trials for THB001, or new adverse events which we did not observe with THB001. KIT inhibition is known to produce certain on-target side effects, including inhibition of spermatogenesis, effects on hematopoietic progenitor cells resulting in reductions in neutrophils, reticulocytes, red blood cells and white blood cells, changes in taste and reduced hair pigmentation. In our Phase 1a trial in healthy volunteers, one moderate AE determined to be likely related to THB001 was low neutrophil levels, which resolved after discontinuation in the trial. While we believe that such on-target side effects will be reversible following discontinuation of treatment with an oral KIT inhibitor with sufficient recovery periods, we will need to monitor the severity and duration of side effects in our clinical trials. If such effects are more severe, less reversible than we expect or not reversible at all, we may decide or be required to perform additional nonclinical studies or to halt or delay further clinical development of THB335 or our future KIT inhibitor product candidates, which could result in the delay or denial of regulatory approval by the FDA or other regulatory authorities. We also expect that, similar to other approved oral KIT inhibitor drugs, THB335 or our future KIT inhibitor product candidates may have adverse effects on the fetus and if approved, may require the concomitant use of appropriate birth control measures. AEs and serious adverse events, or SAEs, that emerge during clinical investigation of THB335 or any of our future KIT inhibitor product candidates, or other compounds acting through similar biological pathways, may be deemed to be related to THB335 or our future KIT inhibitor product candidates. This may require longer and more extensive Phase 3 clinical development, or regulatory authorities may increase the amount of data and information required to approve, market, or maintain THB335 or any of our future KIT inhibitor product candidates and could result in warnings and precautions in our product labeling or a restrictive risk evaluation and mitigation strategy, or REMS. This may also result in an inability to obtain approval of THB335 or any of our future KIT inhibitor product candidates. We, the FDA, EMA or other applicable regulatory authorities, or an IRB may suspend clinical trials of a product candidate at any time for various reasons, including a belief that patients in such trials are being exposed to unacceptable health risks or adverse side effects. Some potential therapeutics developed in the biotechnology industry that initially showed therapeutic promise in early-stage trials have later been found to cause side effects that prevented their further development. Even if the side effects do not preclude the product candidate from obtaining or maintaining marketing approval, undesirable side effects, including the potential effects on fertility, may inhibit market acceptance of the approved product due to its tolerability versus other therapies. Any of these developments could materially harm our business, financial condition, results of operations and prospects.

Clinical trials of THB335 or any future KIT inhibitor product candidates may not uncover all possible AEs that patients may experience.

Clinical trials are conducted in representative samples of healthy volunteers and the potential patient population, which may have significant variability. By design, clinical trials are based on a limited number of patients and are of limited duration of exposure to the product, to determine whether the product candidate demonstrates the substantial evidence of efficacy and safety necessary to obtain regulatory approval. As with the results of any statistical sampling, we cannot be sure that all side effects of THB335 or any future KIT inhibitor product candidates may be uncovered. It may be the case that only with a significantly larger number of patients exposed to the product candidate for a longer duration may a more complete safety profile be identified. Further, even larger clinical trials may not identify rare SAEs, and the duration of such studies may not be sufficient to identify when those events may occur. Other products have been approved by the regulatory authorities for which safety concerns have been uncovered following approval. Such safety concerns have led to labeling changes, restrictions on distribution through use of a REMS, or withdrawal of products from the market, and THB335 or any future KIT inhibitor product candidates may be subject to similar risks.

If safety problems occur or are identified after THB335 or any future KIT inhibitor product candidates, if any, reach the market, we may make the decision or be required by regulatory authorities to amend the labeling of our products, recall our products, or even withdraw approval for such products.

If we experience delays or difficulties in enrolling patients in our ongoing or planned clinical trials, our receipt of necessary regulatory approval could be delayed or prevented.

Patient enrollment, a significant factor in the timing of clinical trials, is affected by many factors including the size and nature of the patient population, the number and location of clinical sites we enroll, the proximity of patients to clinical sites, the eligibility and exclusion criteria for the trial, the design of the clinical trial, the inability to obtain and maintain patient consents, the risk that enrolled participants will drop out before completion, competing clinical trials, and clinicians’ and patients’ perceptions as to the potential advantages of the product candidate being studied in relation to other available therapies, including any new drugs or therapeutic biologics that may be approved for the indications being investigated by us. The ongoing effects of the COVID-19 pandemic on the healthcare system may also delay clinical trials if there are inadequate clinical resources for sites to safely conduct clinical research. Furthermore, we expect to rely on our collaborators, CROs, and clinical trial sites to ensure the proper and timely conduct of our future clinical trials, including the patient enrollment process, and we have limited influence over their performance. Additionally, we could encounter delays if treating physicians encounter unresolved ethical issues associated with enrolling patients in future clinical trials of THB335 or any future KIT inhibitor product candidates in lieu of prescribing existing treatments that have established safety and efficacy profiles.

If we are unable to enroll a sufficient number of patients for our clinical trials, it would result in significant delays or might require us to abandon one or more clinical trials altogether. Enrollment delays in our clinical trials may result in increased development costs for THB335 or any future KIT inhibitor product candidates, slow down or halt our product candidate development and approval process and jeopardize our ability to seek and obtain the marketing approval required to commence product sales and to generate revenue, which would cause the value of our Company to decline and limit our ability to obtain additional financing if needed.

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

The development and commercialization of drugs is highly competitive. THB335 or any future product candidate, if approved, will face significant competition and our failure to effectively compete may prevent us from achieving significant market penetration. Most of our competitors have significantly greater resources than we do and we may not be able to successfully compete. We face substantial competition from multiple sources, including large and specialty pharmaceutical and biotechnology companies, academic research institutions and governmental agencies and public and private research institutions. Our competitors compete with us on the level of the technologies employed, or on the level of development of product candidates. In addition, many small biotechnology companies have formed collaborations with large, established companies to (i) obtain support for their research, development and commercialization of products or (ii) combine several treatment approaches to develop longer lasting or more efficacious treatments that may potentially directly compete with THB335 or any of our future KIT inhibitor product candidates. We anticipate that we will continue to face increasing competition as new therapies and combinations thereof, technologies, and data emerge within the field of immunology and, furthermore, within the treatment of allergies and inflammatory conditions.

Our likelihood of success will depend partially on our ability to develop and commercialize therapeutics that are safer and more effective than competing products. Our commercial opportunity and likelihood of success will be reduced or eliminated if competing products are safer, more effective, or less expensive than the therapeutics we are trying, or may try, to develop.

Our competitors have developed, are developing or will develop product candidates and processes competitive with THB335 or any future KIT inhibitor product candidates, and processes. Therapeutic treatments include those that have already been approved and accepted by the medical community and any new treatments, including those based on novel technology platforms that enter the market. In addition to the current standard of care treatments for patients with allergies and inflammatory diseases, numerous commercial and academic nonclinical studies and clinical trials are being undertaken by a large number of parties to assess novel technologies and product candidates. There are numerous other competitive approaches, including inhibitors of activators of mast cells such as IgE antibodies like omalizumab, inhibitors of mediators such as anti-histamines and anti-IL-4 /IL-13 therapies, other small molecule approaches such as Bruton’s tyrosine kinase inhibitors, and other small molecule and biologic KIT inhibitors such as Celldex’s barzolvolimab or monoclonal antibody KIT inhibitor, among others.

Many of these competitors have significantly greater financial, technical, manufacturing, marketing, sales and supply resources or experience than we have. If we obtain regulatory approval for any product candidate, we will face competition based on many different factors, including the safety and effectiveness of THB335 or any future KIT inhibitor product candidates, the ease with which THB335 or any future KIT inhibitor product candidates can be administered and the extent to which patients accept relatively new routes of administration, the timing and scope of regulatory approvals for these products, the availability and cost of manufacturing, marketing and sales capabilities, price, reimbursement coverage and patent position. Competing products could present superior treatment alternatives, including by being more effective, safer, less expensive or marketed and sold more effectively than any products we may develop. Competitive products may make any products we develop obsolete or noncompetitive before we recover the expense of developing and commercializing THB335 or any future KIT inhibitor product candidates. Such competitors could also recruit our employees, which could negatively impact our level of expertise and our ability to execute our business plan.

THB335 and any future KIT inhibitor product candidates may not achieve adequate market acceptance among physicians, patients, healthcare third-party payors and others in the medical community necessary for commercial success, if approved, and we may not generate any future revenue from the sale or licensing of product candidates.

Even if regulatory approval is obtained for a product candidate, we may not generate or sustain revenue from sales of the product due to factors such as whether the product can be sold at a competitive cost and whether it will otherwise be accepted in the market. Market participants with significant influence over acceptance of new treatments, such as physicians and third-party payors, may not adopt THB335 or any future KIT inhibitor product candidates, and we may not be able to convince the medical community and third-party payors to accept and use, or to provide favorable reimbursement for, any product candidates developed by us or future collaborators. Market acceptance of THB335 or any future product candidates, if approved, will depend on, among other factors:

•
the timing of our receipt of any marketing and commercialization approvals;
•
the terms of any approvals and the countries in which approvals are obtained;
•
the safety and efficacy of THB335 or any future KIT inhibitor product candidates as demonstrated in clinical trials;
•
the prevalence and severity of any adverse side effects associated with THB335 or any future KIT inhibitor product candidates;
•
limitations or warnings contained in any labeling approved by the FDA, EMA or other regulatory authority;
•
relative convenience and ease of administration of THB335 or any future KIT inhibitor product candidates;
•
the willingness of patients to accept any new methods of administration;
•
unfavorable publicity relating to our current product candidates or any future KIT inhibitor product candidates;
•
the success of our physician education programs;
•
the effectiveness of sales and marketing efforts;
•
the availability of coverage and adequate reimbursement from government and third-party payors;
•
the pricing of THB335 or any future KIT inhibitor product candidates, particularly as compared to alternative treatments; and
•
the availability of alternative effective treatments for the disease indications of THB335 or any future KIT inhibitor product candidates are intended to treat and the relative risks, benefits and costs of those treatments.

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

The market opportunities for THB335 or any of our future KIT inhibitor product candidates, if approved, may be limited to certain smaller patient subsets and may be smaller than we estimate them to be.

Our projections of both the number of people who have chronic urticaria as well as other mast cell-mediated allergic and inflammatory diseases we are targeting, and who have the potential to benefit from treatment with THB335 or any of our future KIT inhibitor product candidates, are based on our beliefs and estimates. These estimates have been derived from a variety of sources, including scientific literature, surveys of clinics, patient foundations or market research, and may prove to be incorrect. Further, new studies may change the estimated incidence or prevalence of the indications that we are targeting. The potentially addressable patient population for THB335 or any of our future KIT inhibitor product candidates may be more limited that we currently estimate or may not be amenable to treatment with such product candidates. For example, women are nearly twice as likely as men to experience urticaria, and the expected requirement of concomitant use of appropriate birth control measures may result in a lower addressable patient population than we expect. Consequently, even if THB335 or any of our future KIT inhibitor product candidates are approved, the number of patients that may be eligible for treatment, or willing to be treated, with THB335 or any future KIT inhibitor product candidates may turn out to be much lower than expected. Even if we obtain significant market share for THB335 or any future KIT inhibitor product candidates, if approved, if the potential target populations are small, we may never achieve profitability without obtaining regulatory approval for additional indications.

If in the future we are unable to establish U.S. or global sales and marketing capabilities or enter into agreements with third parties to sell and market THB335 or any future KIT inhibitor product candidates, we may not be successful in commercializing our product candidates if they are approved and we may not be able to generate any revenue.

We currently do not have a marketing or sales team for the marketing, sales and distribution of THB335 or any future KIT inhibitor product candidates, if any of them ever obtain regulatory approval. To commercialize any product candidates after approval, we must build on a territory-by-territory basis marketing, sales, distribution, managerial and other non-technical capabilities or arrange with third parties to perform these services, and we may not be successful in doing so. If THB335 or any future KIT inhibitor product candidates receive regulatory approval, we may decide to establish an internal sales or marketing team with technical expertise and supporting distribution capabilities to commercialize THB335 or any future KIT inhibitor product candidates, which will be expensive and time consuming and will require significant attention of our executive officers to manage. For example, some state and local jurisdictions have licensing and continuing education requirements for pharmaceutical sales representatives, which requires time and financial resources. Any failure or delay in the development of our internal sales, marketing and distribution capabilities would adversely impact the commercialization of THB335 or any future KIT inhibitor product candidates if we obtain approval to market.

With respect to the commercialization of all or certain of THB335 or any future KIT inhibitor product candidates, if approved, we may choose to collaborate, either globally or on a territory-by-territory basis, with third parties that have direct sales forces and established distribution systems, either to augment any future sales force and distribution systems of our own or in lieu of our own sales force and distribution systems. If we are unable to enter into such arrangements when needed on acceptable terms, or at all, we may not be able to successfully commercialize THB335 or any future KIT inhibitor product candidates if any receive regulatory approval or any such commercialization may experience delays or limitations. If we are not successful in commercializing THB335 or any future KIT inhibitor product candidates, if approved, either on our own or through collaborations with one or more third parties, any future product revenue will suffer and we may incur significant additional losses.

If THB335 or any future KIT inhibitor product candidates receives marketing approval and we or others later identify undesirable side effects caused by the product candidate, our ability to market and derive revenue from the product candidates could be compromised.

Undesirable side effects caused by THB335 or any future KIT inhibitor product candidates could cause regulatory authorities to interrupt, delay or halt clinical trials and could result in more restrictive labeling or the delay or denial of regulatory approval by the FDA, EMA, or other regulatory authorities. Results of future clinical trials could reveal a high and unacceptable severity and prevalence of side effects. In such an event, our future clinical trials could be suspended or terminated and the FDA, EMA, or comparable foreign regulatory authorities could order us to cease further development of or deny approval of THB335 or any future KIT inhibitor product candidates for any or all targeted indications. Such side effects could also affect patient recruitment or the ability of enrolled patients to initiate or complete the clinical trial or result in potential product liability claims. Any of these occurrences may materially and adversely affect our business, financial condition, results of operations and prospects.

Further, clinical trials by their nature utilize a sample of the potential patient population. With a limited number of patients and limited duration of exposure, rare and severe side effects of THB335 or any future KIT inhibitor product candidates may only be uncovered with a significantly larger number of patients exposed to the product candidate.

In the event that THB335 or any future KIT inhibitor product candidates receive regulatory approval and we or others identify undesirable side effects caused by such product, any of the following adverse events could occur:

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

As of June 30, 2023, we had 31 full-time employees. We expect to increase the number of our employees and the scope of our operations, particularly in the areas of clinical development, clinical operations, manufacturing, late-stage regulatory affairs, finance, accounting, business operations, public company compliance, communications and other corporate development functions, and, if THB335 or any of our future KIT inhibitor product candidates receive regulatory and marketing approval, sales, marketing and distribution capabilities. If we acquire additional product candidates or enter into future collaborations, we may have to further expand our employee base beyond our current projections, which may include further nonclinical research and development or later-stage regulatory operations. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth and with developing sales, marketing and distribution infrastructure, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources.

Further, we currently rely, and for the foreseeable future will continue to rely, in substantial part on certain third-party contract organizations, advisors and consultants to provide certain services, including assuming substantial responsibilities for the conduct of our clinical trials and the manufacturing of THB335 or any future KIT inhibitor product candidates. We cannot assure you that the services of such third-party contract organizations, advisors and consultants will continue to be available to us on a timely basis when needed, or that we can find qualified replacements. In addition, if we are unable to effectively manage our outsourced activities or if the quality or accuracy of the services provided by our third-party contract organizations, advisors or consultants is compromised for any reason, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain marketing approval of THB335 or any future KIT inhibitor product candidates or otherwise advance our business. We cannot assure you that we will be able to properly manage our existing third-party contract organizations, advisors or consultants or find other competent outside third-party contract organizations, advisors and consultants on economically reasonable terms, or at all.

If we are not able to effectively manage growth and expand our Company, we may not be able to successfully implement the tasks necessary to further develop and commercialize, if approved, THB335 or any future KIT inhibitor product candidates and, accordingly, we may not achieve our research, development and commercialization goals.

Our future performance depends on our ability to retain key employees and to attract, retain and motivate qualified personnel and manage our human capital.

Our ability to compete in the highly competitive biotechnology and pharmaceutical industries largely depends upon our ability to attract, motivate and retain highly qualified managerial, scientific and medical personnel. We are highly dependent on the development and management expertise of our executive officer team. We currently do not maintain key person insurance on these individuals. The loss of one or more members of our management team or other key employees or advisors could delay our research and development programs and have a material and adverse effect on our business, financial condition, results of operations and prospects. The relationships that our key managers have cultivated within our industry make us particularly dependent upon their continued employment with us. We are dependent on the continued service of our technical personnel, because of the highly technical nature of THB335 or any future KIT inhibitor product candidates and technologies, and the specialized nature of the regulatory approval process. Because our management team and key employees are not obligated to provide us with continued service, they could terminate their employment with us at any time without penalty.

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

Our future growth may depend, in part, on our ability to develop and commercialize THB335, if approved, and any future KIT inhibitor product candidates in foreign markets for which we may rely on collaboration with third parties. We are not permitted to market or promote THB335 or any future KIT inhibitor product candidates before we receive regulatory approval from the applicable regulatory authority in that foreign market and may never receive such regulatory approval for THB335 or any future KIT inhibitor product candidates. To obtain separate regulatory approval in many other countries, we must comply with numerous and varying regulatory requirements of such countries regarding safety and efficacy and governing, among other things, clinical trials and commercial sales, pricing and distribution of THB335 or any future KIT inhibitor product candidates, and we cannot predict success in these jurisdictions. If we fail to comply with the regulatory requirements in international markets and receive applicable marketing approvals, our target market will be reduced and our ability to realize the full market potential of THB335 or any future KIT inhibitor product candidates will be harmed and our business will be adversely affected. We may not obtain foreign regulatory approvals on a timely basis, if at all. Our failure to obtain approval of THB335 or any future KIT inhibitor product candidates by regulatory authorities in another country may significantly diminish the commercial prospects of that product candidate and our business, financial condition, results of operations and prospects could be materially and adversely affected. Moreover, even if we obtain approval of THB335 or any future KIT inhibitor product candidates and ultimately commercialize THB335 or any future KIT inhibitor product candidates in foreign markets, we would be subject to the risks and uncertainties, including the burden of complying with complex and changing foreign regulatory, tax, accounting and legal requirements and reduced protection of intellectual property rights in some foreign countries.

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

Our business success depends on the security and efficient and uninterrupted operation of our information technology systems and we may be unable to adequately protect our information technology systems from cyber-attacks, which could result in the disclosure of confidential information, damage our reputation, and subject us to significant financial and legal exposure. We are increasingly dependent upon information technology systems, infrastructure and data to operate our business. In the ordinary course of business, we collect, store and transmit confidential information (including but not limited to intellectual property, proprietary business information and sensitive personal information). It is critical that we do so in a secure manner to maintain the confidentiality and integrity of such confidential information. We also have outsourced elements of our operations to third parties, and as a result we manage a number of third-party CROs, CDMOs, vendors and other contractors and consultants who have access to our confidential information. System failures or outages, including any potential disruptions due to significantly increased global demand on certain cloud-based systems during the remote work environment resulting from the COVID-19 pandemic, could compromise our ability to perform these functions in a timely manner, which could harm our ability to conduct business or delay our financial reporting.

Despite the implementation of security measures, given their size and complexity and the increasing amounts of confidential information that they maintain, our internal information technology systems and those of our third-party CROs, CDMOs, vendors and other contractors and consultants are potentially vulnerable to breakdown or other damage or interruption from service interruptions, system malfunction, accidents by our employees or third party service providers, natural disasters, terrorism, war, global pandemics, and telecommunication and electrical failures, as well as security breaches from inadvertent or intentional actions by our employees, third-party CROs, CDMOs, vendors, contractors, consultants, business partners and/or other third parties, or from cyber-attacks or supply chain attacks by malicious third parties (including the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information), which may compromise our system infrastructure, or that of our third-party CROs, CDMOs, vendors and other contractors and consultants, or lead to data leakage. The risk of a security breach or disruption, particularly through cyber-attacks or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity, and sophistication of attempted attacks and intrusions from around the world have increased. The COVID-19 pandemic generally increased the attack surface available for exploitation, as more companies and individuals work online and remotely, and as such, the risk of a cybersecurity incident occurring, and our investment in risk mitigations against such an incident, are increasing. For example, there has been an increase in phishing and spam email attacks as well as social engineering attempts from “hackers” hoping to use the COVID-19 pandemic to their advantage. We may not be able to anticipate all types of security threats, nor implement preventive measures effective against all such security threats. The techniques used by cyber criminals change frequently, may not be recognized until launched and can originate from a wide variety of sources, including outside groups such as external service providers, organized crime affiliates, terrorist organizations, or hostile foreign governments or agencies. Any breach, loss or compromise of clinical trial participant personal data may also subject us to civil fines and penalties, including under the Health Insurance Portability and Accountability Act, or HIPAA, and other relevant state and federal privacy laws in the United States. If the information technology systems of our third-party CROs, CDMOs, vendors and other contractors and consultants become subject to disruptions or security breaches, we may have insufficient recourse against such third parties and we may have to expend significant resources to mitigate the impact of such an event, and to develop and implement protections to prevent future events of this nature from occurring.

While we have not experienced any such system failure, accident or security breach to date, we cannot assure you that our data protection efforts and our investment in information technology will prevent significant breakdowns, data leakages, breaches in our systems, or those of our third-party CROs, CDMOs, vendors and other contractors and consultants, or other cyber incidents that could have a material adverse effect upon our reputation, business, operations, or financial condition. For example, if such an event were to occur and cause interruptions in our operations, or those of our third-party CROs, CDMOs, vendors and other contractors and consultants, it could result in a material disruption of our programs and the development of THB335 or any of our future KIT inhibitor product candidates could be delayed. In addition, the loss of clinical trial data for THB335 or any future KIT inhibitor product candidates could result in delays in our marketing approval efforts and significantly increase our costs to recover or reproduce the data. Furthermore, significant disruptions of our internal information technology systems or those of our third-party CROs, CDMOs, vendors and other contractors and consultants, or security breaches could result in the loss, misappropriation and/or unauthorized access, use, or disclosure of, or the prevention of access to, confidential information (including trade secrets or other intellectual property, proprietary business information and sensitive personal information), which could result in financial, legal, business and reputational harm to us.

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

We are exposed to the risk of employee fraud or other illegal activity by our employees, independent contractors, consultants, commercial partners and vendors. Misconduct by these parties could include intentional, reckless and/or negligent conduct that fails to comply with FDA regulations, provide true, complete and accurate information to the FDA, EMA and other similar foreign regulatory bodies, comply with manufacturing standards we may establish, comply with healthcare fraud and abuse laws and regulations, report financial information or data accurately or disclose unauthorized activities to us. If we obtain FDA approval of THB335 or any future KIT inhibitor product candidates and begin commercializing those products in the United States, our potential exposure under these laws will increase significantly, and our costs associated with compliance with these laws will likely increase. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Employee misconduct could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. Additionally, we are subject to the risk that a person could allege such fraud or other misconduct, even if none occurred. It is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with such laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a material and adverse effect on our business, financial condition, results of operations and prospects, including the imposition of significant civil, criminal and administrative penalties, damages, fines, disgorgement, imprisonment, the curtailment or restructuring of our operations, loss of eligibility to obtain approvals from the FDA, EMA, or other foreign regulatory body exclusion from participation in government contracting, healthcare reimbursement or other government programs, including Medicare and Medicaid, integrity oversight and reporting obligations, or reputational harm.

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

Furthermore, these third parties may also have relationships with other entities, some of which may be our competitors, for whom they may also be conducting clinical trials or other product development activities that could harm our competitive position. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or conduct our clinical trials in accordance with regulatory requirements or our stated protocols, we will not be able to obtain, or may be delayed in obtaining, marketing approvals for THB335 or any future KIT inhibitor product candidates and will not be able to, or may be delayed in our efforts to, commercialize our products, if approved.

We may, in the future, enter into collaborations with third parties for the discovery, development and commercialization of product candidates, if approved. If those collaborations are not successful, we may not be able to capitalize on the market potential of THB335 or any future KIT inhibitor product candidates.

We may seek third-party collaborators for the development and commercialization of THB335 or any future KIT inhibitor product candidates, if approved, on a select basis, including potentially in specific foreign jurisdictions. We have not entered into any collaborations to date. Our likely collaborators for any future collaboration arrangements include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies. We will face significant competition in seeking appropriate collaborators. Our ability to reach a definitive agreement for a future collaboration will depend, among other things, upon our assessment of the future collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of our business.

If we do enter into any such arrangements with any third parties, we will likely have limited control over the amount and timing of resources that our future collaborators dedicate to the development or commercialization of THB335 or any future KIT inhibitor product candidates. Our ability to generate revenues from these arrangements will depend on our future collaborators’ abilities and efforts to successfully perform the functions assigned to them in these arrangements. Collaborations with future collaborators involving THB335 or any future KIT inhibitor product candidates would pose numerous risks to us, including the following:

•
collaborators have significant discretion in determining the efforts and resources that they will apply to these collaborations and may not perform their obligations as expected;
•
collaborators may de-emphasize or not pursue development and commercialization of THB335 or any future KIT inhibitor product candidates or may elect not to continue or renew development or commercialization programs based on clinical trial results, changes in the collaborators’ strategic focus, including as a result of a sale or disposition of a business unit or development function, or available funding or external factors such as an acquisition that diverts resources or creates competing priorities;
•
collaborators may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial or abandon a product candidate, repeat or conduct new clinical trials or require a new formulation of a product candidate for clinical testing;
•
collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with THB335 or any future KIT inhibitor product candidates if the collaborators believe that competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours;
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
•
disputes may arise between the collaborators and us that result in the delay or termination of the research, development or, if approved, commercialization of THB335 or any future KIT inhibitor product candidates or that result in costly litigation or arbitration that diverts management attention and resources;
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

We rely on third-party manufacturers and suppliers to supply components of THB335 or any future KIT inhibitor product candidates. The loss of our third-party manufacturers or suppliers, or our or their failure to comply with applicable regulatory requirements or to supply sufficient quantities at acceptable quality levels or prices, or at all, would materially and adversely affect our business.

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

The manufacturing process for a product candidate is subject to FDA, EMA and other foreign regulatory authority review. We, and our suppliers and manufacturers, must meet applicable manufacturing requirements and undergo rigorous facility and process validation tests required by regulatory authorities in order to comply with regulatory standards, such as current Good Manufacturing Practices, or cGMPs. Securing marketing approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the FDA, EMA and other foreign regulatory authorities. If our contract manufacturers are unable to maintain a compliance status acceptable to the FDA, EMA and other foreign regulatory authorities, THB335 or any future KIT inhibitor product candidates may not be approved. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA, EMA or comparable foreign regulatory authorities, we may not be able to rely on their manufacturing facilities for the manufacture of components of THB335 or any future KIT inhibitor product candidates. Moreover, although we do not control the manufacturing process at our contract manufacturers and are completely dependent on them for compliance with current regulatory requirements, we are nonetheless responsible for ensuring that THB335 or any future KIT inhibitor product candidates are manufactured in accordance with applicable laws and regulatory requirements. In the event that any of our manufacturers fails to comply with such requirements or to perform its obligations in relation to quality, timing or otherwise, or if our supply of components or other materials becomes limited or interrupted for other reasons, we may be forced to enter into an agreement with another third party, which we may not be able to do on reasonable terms, if at all. In some cases, the technical skills or technology required to manufacture THB335 or any future KIT inhibitor product candidates may be unique or proprietary to the original contract manufacturer and we may have difficulty transferring the manufacturing of THB335 or any future KIT inhibitor product candidates to another third party. These factors would increase our reliance on such manufacturer or require us to obtain a license from such manufacturer in order to enable us, or to have another third party, manufacture THB335 or any future KIT inhibitor product candidates. If we are required to change manufacturers for any reason, we will be required to verify that the new manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations and guidelines, and we may be required to repeat some of the development program. The delays associated with the verification of a new manufacturer could negatively affect our ability to develop product candidates in a timely manner or within budget.

We expect to continue to rely on CDMOs if we receive regulatory approval for any product candidate. To the extent that we have existing, or enter into future, manufacturing arrangements with third parties, we will depend on these third parties to perform their obligations in a timely manner consistent with contractual and regulatory requirements, including those related to quality control and assurance. Any manufacturing facilities used to produce THB335 or any future KIT inhibitor product candidates will be subject to periodic review and inspection by the FDA, EMA and other foreign regulatory authorities, including for continued compliance with cGMP requirements, quality control, quality assurance and corresponding maintenance of records and documents. If we are unable to obtain or maintain third-party manufacturing for product candidates, or to do so on commercially reasonable terms, we may not be able to develop and commercialize THB335 or any future KIT inhibitor product candidates, if approves. Our or a third party’s failure to execute on our manufacturing requirements, to comply with cGMPs or to maintain a compliance status acceptable to the FDA, EMA or other foreign regulatory authorities could adversely affect our business in a number of ways, including:

•
an inability to initiate or continue clinical trials of product candidates under development;
•
delay in submitting regulatory applications, or receiving regulatory approvals, if any, for product candidates;
•
loss of the cooperation of future collaborators;
•
subjecting third-party manufacturing facilities to additional inspections by regulatory authorities;
•
requirements to cease distribution or to recall batches of THB335 or any future KIT inhibitor product candidates; and
•
in the event of approval to market and commercialize a product candidate, an inability to meet commercial demands for our products.

Additionally, our contract manufacturers may experience manufacturing difficulties due to resource constraints or as a result of labor disputes or unstable political environments. If our contract manufacturers were to encounter any of these difficulties, our ability to provide THB335 or any future KIT inhibitor product candidates to patients in nonclinical and clinical trials, or to provide products for treatment of patients, if approved and commercialized, would be jeopardized.

Risks Related to Intellectual Property

If we are not able to obtain, maintain and enforce patent protection for our technologies or product candidates, development and commercialization, if approved, of THB335 or any future KIT inhibitor product candidates may be adversely affected.

Our success depends in part on our ability to obtain and maintain patents and other forms of intellectual property rights, including in-licenses of intellectual property rights of others, for THB335 or any future KIT inhibitor product candidates, as well as our ability to preserve our trade secrets, to prevent third parties from infringing upon our proprietary rights and to operate without infringing upon the proprietary rights of others. Currently, our intellectual property protection includes patent applications owned by us and patents and patent applications that we have in-licensed from Novartis Pharma AG., or Novartis, under the Novartis License Agreement. We may not be able to apply for patents on certain aspects of THB335 or any future KIT inhibitor product candidates in a timely fashion or at all. Further, we may not be able to prosecute all necessary or desirable patent applications, or maintain, enforce and license any patents that may issue from such patent applications, at a reasonable cost or in a timely manner. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection.

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

Future patents we obtain may not be sufficiently broad to prevent others from using our technology or from developing competing products and technology. There is no guarantee that any of our pending patent applications will result in issued or granted patents, that any of our future issued or granted patents will not later be found to be invalid or unenforceable or that any future issued or granted patents will include claims that are sufficiently broad to cover THB335 or any future KIT inhibitor product candidates or to provide meaningful protection from our competitors. Moreover, the patent position of biotechnology and biopharmaceutical companies can be highly uncertain because it involves complex legal and factual questions. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our current and future proprietary technology and product candidates are covered by valid and enforceable patents, or are effectively maintained as trade secrets. If third parties disclose or misappropriate our proprietary rights, it may materially and adversely affect our position in the market.

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

Once granted, for a given period after allowance or grant patents may remain open to opposition, interference, re-examination, post-grant review, inter partes review, nullification, or derivation action in court or before patent offices or similar proceedings, during which time third parties can raise objections against such initial grant. Such proceedings may continue for a protracted period of time and an adverse determination in any such proceedings could reduce the scope of the allowed or granted claims thus attacked, or could result in our patents being invalidated in whole or in part, or being held unenforceable, which could allow third parties to commercialize THB335 or any future KIT inhibitor product candidates and compete directly with us without payment to us. In addition, there can be no assurance that:

•
others will not or may not be able to make, use or sell compounds that are the same as or similar to THB335 or any future KIT inhibitor product candidates but that are not covered by the claims of the patents that we own or license;
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

If we or our licensors fail to maintain the patents and patent applications covering THB335 or any future KIT inhibitor product candidates, our competitors might be able to enter the market, which could have a material and adverse effect on our business, financial condition, results of operations and prospects. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, regardless of the outcome, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates.

If we are unable to protect the confidentiality of our trade secrets, our business and competitive position would be harmed.

In addition to seeking patent protection for certain aspects of THB335 or any future KIT inhibitor product candidates, we also consider trade secrets, including confidential and unpatented know-how, important to the maintenance of our competitive position. Our reliance on third parties requires us to share our trade secrets, which increases the possibility that a competitor will discover them or that our trade secrets will be misappropriated or disclosed. We seek to protect trade secrets and confidential and unpatented know-how, in part, by entering into non-disclosure and confidentiality agreements with parties who have access to such knowledge, such as our employees, corporate collaborators, outside scientific collaborators, CROs, contract manufacturers, consultants, advisors and other third parties. We also enter into confidentiality and invention or patent assignment agreements with our employees and consultants that obligate them to maintain confidentiality and assign their inventions to us. Despite these efforts, any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts in the United States and certain foreign jurisdictions are less willing or unwilling to protect trade secrets. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent them from using that technology or information to compete with us. If any of our trade secrets were to be disclosed to or independently developed by a competitor, our competitive position would be harmed which could have a material and adverse effect on our business, financial condition, results of operations and prospects.

If we breach our license agreements, it could have a material adverse effect on our commercialization efforts for any future KIT inhibitor product candidates.

We are party to a license agreement, the Novartis License Agreement, that enable us to utilize third-party intellectual property in the development of our prior product candidate, THB001, and our current product candidate, THB335. We may in the future enter into more such license agreements with third parties under which we license the use, development and commercialization rights to THB335 or any future KIT inhibitor product candidates or technology from third parties.

These intellectual property license agreements may require us to comply with various obligations, including diligence obligations such as development and commercialization obligations, as well as potential royalty and milestone payments and other obligations. If we fail to comply with our obligations under any of these license agreements, use the licensed intellectual property in an unauthorized manner, we are subject to bankruptcy-related proceedings or otherwise materially breach any of these license agreements, the terms of the license granted may be materially modified, such as by rendering currently exclusive licenses non-exclusive, or it may give our licensors the right to terminate the applicable license agreement, in whole or in part. Generally, the loss of or termination of our rights under the Novartis License Agreement, or any other licenses we may acquire in the future, could harm our business, financial condition, results of operations and prospects.

We may also, in the future, enter into license agreements with third parties under which we are a sublicensee. If our sublicensor fails to comply with its obligations under its upstream license agreement with its licensor, the licensor may have the right to terminate the upstream license, which may result in termination of our sublicense. If this were to occur, we would no longer have rights to the applicable intellectual property unless we are able to secure our own direct license with the owner of the relevant rights, which we may not be able to do on reasonable terms, or at all, which may impact our ability to continue to develop and commercialize THB335 or any future KIT inhibitor product candidates incorporating the relevant intellectual property.

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
•
our diligence obligations with respect to the use of the licensed technology in relation to our development and commercialization of THB335 or any future KIT inhibitor product candidates, and what activities satisfy those diligence obligations;
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

In addition, the United States federal government retains certain rights in inventions produced with its financial assistance under the Patent and Trademark Law Amendments Act, or the Bayh-Dole Act. The federal government retains a “nonexclusive, nontransferable, irrevocable, paid-up license” for its own benefit. The Bayh-Dole Act also provides federal agencies with “march-in rights.” March-in rights allow the government, in specified circumstances, to require the contractor or successors in title to the patent to grant a “nonexclusive, partially exclusive, or exclusive license” to a “responsible applicant or applicants.” If the patent owner refuses to do so, the government may grant the license itself. In the future, we may need to collaborate with academic institutions to accelerate our research or development with respect to THB335 or any future KIT inhibitor product candidates. While we try to avoid engaging our university partners in projects in which there is a risk that federal funds may be commingled, we cannot guarantee that any co-developed intellectual property will be free from government rights pursuant to the Bayh-Dole Act. If, in the future, we co-own or license intellectual property which is critical to our business that is developed in whole or in part with federal funds subject to the Bayh-Dole Act, our ability to enforce or otherwise exploit such licensed intellectual property may be adversely affected.

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

We, our licensors or collaborators, or any future strategic partners may need to resort to litigation to protect or enforce our patents, if and when granted, or other proprietary rights, all of which could be costly, time consuming, delay or prevent the development and commercialization of THB335 or any future KIT inhibitor product candidates, or put our patents, if and when granted, and other proprietary rights at risk.

Competitors may infringe our patents, if and when granted, or other intellectual property. If we were to initiate legal proceedings against a third party to enforce a patent covering one of our products or our technology, the defendant could counterclaim that our patent is invalid or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, for example, lack of novelty, lack of adequate written description, obviousness or non-enablement. Grounds for an unenforceability assertion could be an allegation that an individual connected with prosecution of the patent withheld relevant information from the USPTO, or made a misleading statement, during prosecution. The outcome following legal assertions of invalidity or unenforceability during patent litigation is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we and the patent examiner were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity or unenforceability, we would lose at least part, and perhaps all, of the patent protection on one or more of our products or certain aspects of our platform technology. Such a loss of patent protection could have a material and adverse effect on our business, financial condition, results of operations and prospects. Interference or derivation proceedings provoked by third parties or brought by us or declared by the USPTO may be necessary to determine the inventorship or priority of inventions with respect to our patents or patent applications. An unfavorable outcome could require us to cease using the related technology or to attempt to license rights to it from the prevailing party. Our business could be harmed if the prevailing party does not offer us a license on commercially reasonable terms or at all, or if a non-exclusive license is offered and our competitors gain access to the same technology. In addition, the uncertainties associated with litigation could have a material adverse effect on our ability to raise the funds necessary to continue our clinical trials, continue our research programs, license necessary technology from third parties, or enter into development partnerships that would help us bring THB335 or any future KIT inhibitor product candidates to market. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. There could also be public announcements of the results of hearings, motions, or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have a material adverse effect on the price of our common stock. Patents and other intellectual property rights will not protect our technology if competitors design around our protected technology without legally infringing our patents or other intellectual property rights.

Intellectual property rights of third parties could adversely affect our ability to commercialize THB335 or any future KIT inhibitor product candidates, and we, our licensors or collaborators, or any future strategic partners may become subject to third party claims or litigation alleging infringement of patents or other proprietary rights or seeking to invalidate patents or other proprietary rights. We might be required to litigate or obtain licenses from third parties in order to develop or market THB335 or any future KIT inhibitor product candidates. Such litigation or licenses could be costly or not available on commercially reasonable terms.

We, our licensors or collaborators, or any future strategic partners, may be subject to third-party claims for infringement or misappropriation of patent or other proprietary rights. There is a substantial amount of litigation, both within and outside the United States, involving patent and other intellectual property rights in the biotechnology and biopharmaceutical industries, including patent infringement lawsuits, interferences, derivations, post-grant reviews, oppositions and inter partes review proceedings before the USPTO, and corresponding foreign patent offices. There may be issued patents and pending patent applications that claim aspects of our targets or THB335 or any future KIT inhibitor product candidates and modifications that we may need to apply to THB335 or any future KIT inhibitor product candidates. There may be issued patents that claim KIT inhibitors which may be relevant to the products we wish to develop. Thus, it is possible that one or more organizations will hold patent rights to which we will need a license. If those organizations refuse to grant us a license to such patent rights on reasonable terms, we may not be able to market products or perform research and development or other activities covered by these patents, which could have a material and adverse effect on our business, financial condition, results of operations and prospects. If we, our licensors or collaborators, or any future strategic partners are found to infringe a third-party patent or other intellectual property rights, we could be required to pay damages, potentially including treble damages and attorneys’ fees if we or they are found to have infringed willfully. In addition, we, our licensors or collaborators, or any future strategic partners may choose to seek, or be required to seek, a license from a third party, which may not be available on acceptable terms, if at all. Even if a license can be obtained on acceptable terms, the rights may be non-exclusive, which could give our competitors access to the same technology or intellectual property rights licensed to us. If we fail to obtain a required license, we or our existing or future collaborators may be unable to effectively market product candidates based on our technology, which could limit our ability to generate revenue or achieve profitability and possibly prevent us from generating revenue sufficient to sustain our operations. In addition, we may find it necessary to pursue claims or initiate lawsuits to protect or enforce our patent or other intellectual property rights. The cost to us in defending or initiating any litigation or other proceeding relating to patent or other proprietary rights, even if resolved in our favor, could be substantial, and litigation could divert our management’s attention. Some of our competitors may be able to sustain the costs of complex patent litigation more effectively than we can because they have substantially greater resources. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could delay our research and development efforts and limit our ability to continue our operations.

Our competitive position may suffer if patents issued to third parties or other third-party intellectual property rights cover our products or product candidates or elements thereof, or our manufacture or uses relevant to our development plans. In such cases, we may not be in a position to develop or commercialize products or product candidates until such patents expire or unless we successfully pursue litigation to nullify or invalidate the third-party intellectual property right concerned, or enter into a license agreement with the intellectual property right holder, if available on commercially reasonable terms. There may be issued patents of which we are not aware, held by third parties that, if found to be valid and enforceable, could be alleged to be infringed by THB335 or any future KIT inhibitor product candidates. There also may be pending patent applications of which we are not aware that may result in issued patents, which could be alleged to be infringed by THB335 or any future KIT inhibitor product candidates. If such an infringement claim should be brought and be successful, we may be required to pay substantial damages, including potentially treble damages and attorneys’ fees for willful infringement, and we may be forced to abandon THB335 or any future KIT inhibitor product candidates or seek a license from any patent holders. No assurances can be given that a license will be available on commercially reasonable terms, if at all.

It is also possible that we have failed to identify relevant third-party patents or applications. For example, in certain situations, a U.S. patent application can remain confidential until the patent application issues as a U.S. patent. International patent applications and parallel patent applications in the United States and elsewhere are published approximately 18 months after the earliest filing for which priority is claimed, with such earliest filing date being commonly referred to as the priority date. Therefore, patent applications covering our products could have been filed by others without our knowledge. Additionally, pending patent applications that have been published can, subject to certain limitations, be later amended in a manner that could cover our products or the use of our products. Third-party intellectual property right holders may also actively bring infringement claims against us. We cannot guarantee that we will be able to successfully settle or otherwise resolve such infringement claims. If we are unable to successfully settle future claims on terms acceptable to us, we may be required to engage in or continue costly, unpredictable and time-consuming litigation and may be prevented from or experience substantial delays in marketing our products. Parties making claims against us may be able to sustain the costs of complex patent litigation more effectively than we can because they have substantially greater resources. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation or administrative proceedings, there is a risk that some of our confidential information could be compromised by disclosure. In addition, any uncertainties resulting from the initiation and continuation of any litigation could have material adverse effect on our ability to raise additional funds or otherwise have a material adverse effect on our business, financial condition, results of operations and prospects. If we fail in any such dispute, in addition to being forced to pay damages, we may be temporarily or permanently prohibited from commercializing THB335 or our future KIT inhibitor product candidates that are held to be infringing. We might, if possible, also be forced to redesign product candidates so that we no longer infringe the third-party intellectual property rights. Any of these events, even if we were ultimately to prevail, could require us to divert substantial financial and management resources that we would otherwise be able to devote to our business and could have a material and adverse effect on our business, financial condition, results of operations and prospects.

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

Many of our employees, including our management, were previously employed at biotechnology or biopharmaceutical companies, including our competitors or potential competitors. Some of these employees executed proprietary rights, non-disclosure and non-competition agreements in connection with such previous employment. Although no claims against us are currently pending, we may be subject to claims that these employees or we have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former employers. Litigation may be necessary to defend against these claims. If we fail in defending such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. A loss of key research personnel or their work product could hamper our ability to develop and ultimately commercialize, or prevent us from developing and commercializing, THB335 or any future KIT inhibitor product candidates, which could severely harm our business. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management.

Patent terms may be insufficient to protect our competitive position on THB335 or any future KIT inhibitor product candidates for an adequate amount of time.

Patents have a limited lifespan. In the United States, if all maintenance fees are timely paid, the natural expiration of a patent is generally 20 years from its earliest U.S. non-provisional filing date. Various patent term adjustments or extensions may be available, but the life of a patent, and the protection it affords, is limited. Even if patents covering THB335 or any future KIT inhibitor product candidates are obtained, once the patent life has expired, we may be open to competition from competitive products, including generics or biosimilars. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.

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

Risks Related to Government Regulation

The regulatory approval process is highly uncertain, and we may be unable to obtain, or may be delayed in obtaining, U.S. or foreign regulatory approval and, as a result, unable to commercialize THB335 or any future KIT inhibitor product candidates. Even if we believe our development plans are successful, regulatory authorities may not agree that they provide adequate data on safety or efficacy.

THB335 or any of our future KIT inhibitor product candidates are or will be subject to extensive governmental regulations relating to, among other things, research, testing, development, manufacturing, approval, recordkeeping, reporting, labeling, storage, packaging, advertising and promotion, pricing, post-approval monitoring, marketing and distribution of drugs. Rigorous nonclinical testing and clinical trials and an extensive regulatory approval process are required to be completed successfully in the United States and in many foreign jurisdictions before a new drug can be marketed. Satisfaction of these and other regulatory requirements is costly, time consuming, uncertain and subject to unanticipated delays. It is possible that none of the product candidates we may develop will obtain the regulatory approvals necessary for us to begin selling them.

We have no prior experience in conducting and managing the clinical trials necessary to obtain regulatory approvals, including approval by the FDA. The time required to obtain FDA and other approvals is unpredictable but typically takes many years following the commencement of clinical trials, depending upon the type, complexity and novelty of the product candidate. The standards that the FDA and its foreign counterparts use when regulating us require judgment and can change, which makes it difficult to predict with certainty their application. Any analysis we perform of data from nonclinical and clinical activities is subject to confirmation and interpretation by regulatory authorities, which could delay, limit or prevent regulatory approval. We may also encounter unexpected delays or increased costs due to new government regulations, for example, from future legislation or administrative action, or from changes in FDA policy during the period of product development, clinical trials and FDA regulatory review. Further, infections and deaths related to COVID-19 have disrupted certain healthcare and healthcare regulatory systems globally. Such disruptions could divert healthcare resources away from, or materially delay review by, the FDA and comparable foreign regulatory agencies. It is unknown how long these disruptions could continue, were they to occur. Any elongation or de-prioritization of nonclinical studies or clinical trials or delay in regulatory review resulting from such disruptions could materially affect the development and study of any future product candidates. It is impossible to predict whether additional legislative changes will be enacted, or whether FDA or foreign regulations, guidance or interpretations will be changed, or the impact of such changes, if any.

Further, the FDA and its foreign counterparts may respond to any NDA that we may submit by defining requirements that we do not anticipate. Such responses could delay clinical development of THB335 or any future KIT inhibitor product candidates.

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

Even if we receive regulatory approval for THB335 or any future KIT inhibitor product candidates, we will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense. Additionally, THB335 or any future product candidates, if approved, could be subject to labeling and other restrictions and market withdrawal. We may also be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our products.

Any regulatory approvals that we obtain for THB335 or any of our future KIT inhibitor product candidates may also be subject to limitations on the approved indicated uses for which a product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing and surveillance to monitor the safety and efficacy of the product candidate.

In addition, if the FDA or a comparable foreign regulatory authority approves any of our future KIT inhibitor product candidates, the manufacturing processes, labeling, packaging, distribution, post-approval monitoring and adverse event reporting, storage, import, export, advertising, promotion and recordkeeping for the product will be subject to extensive and ongoing regulatory requirements. The FDA has significant post-market authority, including the authority to require labeling changes based on new safety information and to require post-market studies or clinical trials to evaluate safety risks related to the use of a product or to require withdrawal of the product from the market. The FDA also has the authority to require a REMS after approval, which may impose further requirements or restrictions on the distribution or use of an approved drug. The manufacturing facilities we use to make a future KIT inhibitor product, if any, will also be subject to periodic review and inspection by the FDA and other regulatory agencies, including for continued compliance with cGMP requirements. The discovery of any new or previously unknown problems with our CDMOs, manufacturing processes or facilities may result in restrictions on the product, manufacturer or facility, including withdrawal of the product from the market. If we rely on CDMOs, we will not have control over compliance with applicable rules and regulations by such manufacturers. Any product promotion and advertising will also be subject to regulatory requirements and continuing regulatory review. The FDA imposes stringent restrictions on manufacturers’ communications regarding use of their products. If we promote THB335 or any of our future KIT inhibitor product candidates in a manner inconsistent with FDA-approved labeling or otherwise not in compliance with FDA regulations, we may be subject to enforcement action. Moreover, while we believe that THB335 or any future KIT inhibitor product candidates may provide better safety or effectiveness as compared to approved products, if we do not study THB335 or any future KIT inhibitor product candidates in head-to-head trials with those products, we will not be able to make comparative claims for our products, if approved. If we or our, manufacturers or service providers fail to comply with applicable continuing regulatory requirements in the United States or foreign jurisdictions in which we seek to market our products, we or they may be subject to, among other things, fines, warning letters, holds on clinical trials, delay of approval or refusal by the FDA or similar foreign regulatory bodies to approve pending applications or supplements to approved applications, suspension or withdrawal of regulatory approval, product recalls and seizures, administrative detention of products, refusal to permit the import or export of products, operating restrictions, injunction, civil penalties and criminal prosecution.

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

The FDA policies may change, and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of any of THB335 or our future KIT inhibitor product candidates. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability, which would adversely affect our business.

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

Our current and future arrangements with healthcare providers, healthcare organizations, third-party payors and customers expose us to broadly applicable anti-bribery, fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we research as well as market, sell and distribute any of THB335 or our future KIT inhibitor product candidates. In addition, we may be subject to patient data privacy and security regulation by the U.S. federal government and the states and the foreign governments in which we conduct our business. Restrictions under applicable federal and state anti-bribery and healthcare laws and regulations, include the following:

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

Existing laws and regulatory policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of THB335 or any of our future KIT inhibitor product candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained, or may face penalties for any approved products, and we may not achieve or sustain profitability.

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

At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including restrictions or prohibitions on certain marketing practices, reporting of specified categories of remuneration provided to health care practitioners, and reporting and justification of price increases greater than a specified level. In some cases, states have designed programs to encourage importation from other countries and bulk purchasing, though the federal government has not yet approved any such plans. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for pharmaceuticals and other healthcare products and services, which could result in reduced demand for THB335 or any future KIT inhibitor product candidates or companion diagnostics or additional pricing pressures.

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

Even if we are able to commercialize any of THB335 or our future KIT inhibitor product candidates, such product candidate may become subject to unfavorable pricing regulations or third-party coverage and reimbursement policies, which would harm our business.

The regulations that govern regulatory approvals, pricing and reimbursement for new drugs vary widely from country to country. Some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after marketing approval is granted. In some foreign markets, prescription biopharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we might obtain regulatory approval for a product in a particular country, but then be subject to price regulations that delay our commercial launch of the product, possibly for lengthy time periods and negatively impact the revenues we are able to generate from the sale of the product in that country. Adverse pricing limitations may hinder our ability to recoup our investment in one or more product candidates, even if THB335 or any of our future KIT inhibitor product candidates obtain regulatory approval.

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

We are subject to export control and import laws and regulations, including the U.S. Export Administration regulations, U.S. Customs regulations, various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Controls, the U.S. Foreign Corrupt Practices Act of 1977, as amended, or FCPA, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act, and other state and national anti-bribery and anti-money laundering laws in the countries in which we conduct activities. Export controls and trade sanctions laws and regulations may restrict or prohibit altogether the provision, sale, or supply of THB335 or any future KIT inhibitor product candidates to certain governments, persons, entities, countries and territories, including those that are the target of comprehensive sanctions or an embargo. Anti-corruption laws are interpreted broadly and prohibit companies and their employees, agents and contractors, from authorizing, promising, offering, or providing, directly or indirectly, improper payments or anything else of value to recipients in the public or private sector. We may engage third parties to sell our products outside the United States, to conduct clinical trials, and/or to obtain necessary permits, licenses, patent registrations and other regulatory approvals. We have direct or indirect interactions with officials and employees of government agencies or government-affiliated hospitals, universities and other organizations. We can be held liable for the corrupt or other illegal activities of our employees, agents, contractors, or other partners even if we do not explicitly authorize or have actual knowledge of such activities. Any violations of the laws and regulations described above may result in substantial civil and criminal fines and penalties, imprisonment, the loss of export or import privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm and other consequences.

Governments outside the United States tend to impose strict price controls, which may adversely affect our revenue, if any.

In some countries, particularly member states of the European Union, or EU, the pricing of prescription drugs is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after receipt of marketing approval for a product. In addition, there can be considerable pressure by governments and other stakeholders on prices and reimbursement levels, including as part of cost containment measures. Political, economic and regulatory developments may further complicate pricing negotiations, and pricing negotiations may continue after reimbursement has been obtained. Reference pricing used by various EU member states and parallel distribution, or arbitrage between low-priced and high-priced member states, can further reduce prices. To obtain coverage and reimbursement or pricing approvals in some countries, we may be required to conduct a clinical trial or other studies that compare the cost-effectiveness of THB335 or any future KIT inhibitor product candidates to other available therapies in order to obtain or maintain reimbursement or pricing approval. Publication of discounts by third-party payors or authorities may lead to further pressure on the prices or reimbursement levels within the country of publication and other countries. If reimbursement of any product candidate approved for marketing is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our business, financial condition, results of operations or prospects could be materially and adversely affected.

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

We expect our operating results to be subject to quarterly fluctuations. Our net loss and other operating results will be affected by numerous factors, including:

•
variations in the level of expense related to the ongoing development of THB335 or any future KIT inhibitor development programs;
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
•
if THB335 or any future KIT inhibitor product candidates receives regulatory approval, the terms of such approval and market acceptance and demand for such product candidates;
•
the continuing effect of the COVID-19 pandemic on our business and operations;
•
regulatory developments affecting THB335 or any future KIT inhibitor product candidates or those of our competitors; and changes in general market and economic conditions.

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

The trading price of our common stock is likely to continue to be highly volatile and subject to wide fluctuations in response to various factors, some of which we cannot control, including without limitation as a result of the ongoing economic instability. As a result of this volatility, investors may not be able to sell their common stock at or above the price initially paid for the stock. The market price for our common stock may be influenced by many factors, including the other risks described in this “Risk Factors” section and the following:

•
results of nonclinical studies and future clinical trials of THB335 or any future KIT inhibitor product candidates, or those of our competitors or our existing or future collaborators;
•
regulatory or legal developments in the United States or other countries, especially changes in laws or regulations applicable to THB335 or any future KIT inhibitor product candidates;
•
the success or failure of competitive products or technologies;
•
introductions and announcements of new product candidates by us, any future commercialization partners, or our competitors, and the timing of these introductions or announcements;
•
actions taken by regulatory agencies with respect to THB335 or any future KIT inhibitor product candidates, clinical studies, and, if approved, manufacturing process or sales and marketing terms;
•
actual or anticipated variations in our financial results or those of companies that are perceived to be similar to us;
•
the success of our efforts to acquire or in-license additional technologies or product candidates;
•
developments concerning any future collaborations, including but not limited to those with development and commercialization partners of THB335 or any future KIT inhibitor product candidates are approved;
•
market conditions in the pharmaceutical and biotechnology sectors;
•
announcements by us or our competitors of significant acquisitions, strategic collaborations, joint ventures or capital commitments;
•
developments or disputes concerning patents or other proprietary rights, including patents, litigation matters and our ability to obtain patent protection for THB335 or any future KIT inhibitor product candidates;
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
•
natural disasters and other calamities, including global pandemics such as the COVID-19 pandemic; and
•
general economic, industry and market conditions, including rising interest rates and inflation, market volatility, the government closure of SVB and liquidity concerns at other financial institutions, and the potential for local and/or global economic recessions.

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

The holders of a substantial number of shares of our outstanding common stock as of June 30, 2023, have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or our stockholders. We also have registered shares of common stock that we may issue under our equity incentive plans. These shares are freely tradeable in the public market.

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

Based on the beneficial ownership of our common stock as of June 30, 2023, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned a substantial portion of our outstanding voting stock. The interests of these stockholders may not be the same as or may even conflict with your interests. For example, these stockholders could delay or prevent a change of control of our Company, even if such a change of control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our Company or our assets and might affect the prevailing market price of our common stock. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

Third Harmonic Bio, Inc.

Date: August 10, 2023	By:	/s/ Natalie Holles
Natalie Holles
Chief Executive Officer and Director (Principal Executive Officer)

Date: August 10, 2023	By:	/s/ Robert Ho
Robert Ho
Chief Financial Officer (Principal Financial and Accounting Officer)