Form 10-Q
period 2023-09-30
Third Harmonic Bio, Inc.
filed 2023-11-09
CIK 1923840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 3, 2023, the registrant had 40,362,572 shares of common stock, $0.0001 par value per share, outstanding.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, or this Quarterly Report, contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and section 27A of the Securities Act of 1933, as amended, or the Securities Act. All statements contained in this Quarterly Report other than statements of historical fact, including but not limited to statements regarding our future results of operations and financial position, business strategy, market size, potential growth opportunities, nonclinical and clinical development activities, efficacy and safety profile of THB335 or any future product candidates, potential therapeutic benefits and economic value of THB335 or any of our product candidates, our ability to obtain funding for our operations necessary to complete further development and commercialization of our product candidates, use of net proceeds from our initial public offering, our ability to maintain and recognize the benefits of certain designations received by THB335 or any future product candidates, the timing and results of nonclinical studies and clinical trials, commercial collaboration with third parties, the potential impact of global business or macroeconomic conditions, including as a result of a potential temporary federal government shutdown, inflation, rising interest rates, instability in the global banking system, and geopolitical conflicts, including the war in Ukraine and conflict in Israel, on our operations, and the receipt and timing of potential regulatory designations, approvals and commercialization of THB335 or any future product candidates, are forward-looking statements. The words “believe,” “may,” “will,” “potentially,” “estimate,” “continue,” “anticipate,” “predict,” “target,” “intend,” “could,” “would,” “should,” “project,” “plan,” “expect,” and similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

THIRD HARMONIC BIO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	December 31, 2022	September 30, 2023
Assets
Current assets:
Cash and cash equivalents	$288,877	$273,892
Prepaid expenses and other current assets	3,958	2,837
Total current assets	292,835	276,729
Restricted cash	441	441
Property and equipment, net	35	181
Right of use asset	4,327	3,931
Other assets, noncurrent	1,037	968
Total assets	$298,675	$282,250
Liabilities, redeemable convertible preferred stock and stockholders’ equity
Current liabilities:
Accounts payable	$2,087	$1,971
Accrued expenses and other current liabilities	3,181	3,198
Operating lease liability, current	385	719
Total current liabilities	5,653	5,888
Operating lease liability, noncurrent	3,954	3,403
Total liabilities	9,607	9,291
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock, $0.0001 par value, 500,000,000 shares authorized at December 31, 2022 and September 30, 2023; 39,377,222 and 39,734,656 shares issued and outstanding at December 31, 2022 and September 30, 2023, respectively	4	4
Additional paid-in capital	372,460	380,339
Accumulated deficit	(83,396)	(107,384)
Total stockholders’ equity	289,068	272,959
Total liabilities and stockholders’ equity	$298,675	$282,250

The accompanying notes are an integral part of these condensed consolidated financial statements.

THIRD HARMONIC BIO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2023	2022	2023
Operating expenses:
Research and development	$4,757	$5,969	$15,150	$18,046
General and administrative	3,831	4,878	9,008	15,503
Total operating expenses	8,588	10,847	24,158	33,549
Loss from operations	8,588	10,847	24,158	33,549
Other income, net:
Interest income	(383)	(3,470)	(493)	(9,533)
Other (income) expense	—	(34)	—	(28)
Total other (income) expense, net	(383)	(3,504)	(493)	(9,561)
Net loss	$8,205	$7,343	$23,665	$23,988
Net loss per share of common stock, basic and diluted	$0.90	$0.19	$3.99	$0.61
Weighted-average number of common stock outstanding, basic and diluted	9,118,937	39,689,819	5,935,206	39,567,206

The accompanying notes are an integral part of these condensed consolidated financial statements.

THIRD HARMONIC BIO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ (DEFICIT) EQUITY

(In thousands, except share amounts)

(Unaudited)

	Redeemable Convertible Preferred Stock
	Series A-1		Series A-2		Series A-3		Series B		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit) and Equity
Balance at December 31, 2021	13,970,000	$12,574	13,750,000	$19,476	7,812,501	$33,288	14,091,686	$104,846	4,237,290	$1	$1,534	$(48,241)	$(46,706)
Vesting of restricted stock	—	—	—	—	—	—	—	—	84,024	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	450	—	450
Net loss	—	—	—	—	—	—	—	—	—	—	—	(7,784)	(7,784)
Balance at March 31, 2022	13,970,000	$12,574	13,750,000	$19,476	7,812,501	$33,288	14,091,686	$104,846	4,321,314	$1	$1,984	$(56,025)	$(54,040)
Vesting of restricted stock	—	—	—	—	—	—	—	—	94,740	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	1,159	—	1,159
Net loss	—	—	—	—	—	—	—	—	—	—	—	(7,676)	(7,676)
Balance at June 30, 2022	13,970,000	$12,574	13,750,000	$19,476	7,812,501	$33,288	14,091,686	$104,846	4,416,054	$1	$3,143	$(63,701)	$(60,557)
Vesting of restricted stock	—	—	—	—	—	—	—	—	338,488	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	1,006	—	1,006
Exercise of stock options	—	—	—	—	—	—	—	—	13,282	—	107	—	107
Conversion of convertible preferred stock into common stock upon closing of initial public offering	(13,970,000)	(12,574)	(13,750,000)	(19,476)	(7,812,501)	(33,288)	(14,091,686)	(104,846)	21,967,316	2	170,184	—	170,186
Issuance of common stock upon closing of initial public offering, net of issuance costs and underwriting fees of $2.3M	—	—	—	—	—	—	—	—	12,535,000	1	195,884	—	195,885
Net loss	—	—	—	—	—	—	—	—	—	—	—	(8,205)	(8,205)
Balance at September 30, 2022	—	$—	—	$—	—	$—	—	$—	39,270,140	$4	$370,324	$(71,906)	$298,422

	Redeemable Convertible Preferred Stock
	Series A-1		Series A-2		Series A-3		Series B		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2022	—	$—	—	$—	—	$—	—	$—	39,377,222	$4	$372,460	$(83,396)	$289,068
Vesting of restricted stock	—	—	—	—	—	—	—	—	107,181	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	2,682	—	2,682
Net loss	—	—	—	—	—	—	—	—	—	—	—	(9,085)	(9,085)
Balance at March 31, 2023	—	$—	—	$—	—	$—	—	$—	39,484,403	$4	$375,142	$(92,481)	$282,665
Vesting of restricted stock	—	—	—	—	—	—	—	—	107,093	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	2,845	—	2,845
Exercise of stock options	—	—	—	—	—	—	—	—	37,268	—	58	—	58
Net loss	—	—	—	—	—	—	—	—	—	—	—	(7,560)	(7,560)
Balance at June 30, 2023	—	$—	—	$—	—	$—	—	$—	39,628,764	$4	$378,045	$(100,041)	$278,008
Vesting of restricted stock	—	—	—	—	—	—	—	—	104,146	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	2,291	—	2,291
Exercise of stock options	—	—	—	—	—	—	—	—	1,746	—	3	—	3
Net loss	—	—	—	—	—	—	—	—	—	—	—	(7,343)	(7,343)
Balance at September 30, 2023	—	$—	—	$—	—	$—	—	$—	39,734,656	$4	$380,339	$(107,384)	$272,959

The accompanying notes are an integral part of these condensed consolidated financial statements.

THIRD HARMONIC BIO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, except share and per share amounts)

(Unaudited)

	Nine Months Ended September 30,
	2022	2023
Cash flows from operating activities:
Net loss	$(23,665)	$(23,988)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	2,618	7,818
Depreciation expense	—	22
Noncash operating lease expense	—	396
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(3,169)	1,121
Other assets	(1,193)	467
Accounts payable	1,204	(141)
Accrued expenses and other current liabilities	(1,425)	(296)
Operating lease liabilities	—	(217)
Net cash used in operating activities	(25,630)	(14,818)
Cash flows from investing activities:
Purchase of property and equipment	—	(168)
Net cash used in investing activities	—	(168)
Cash flows from financing activities:
Payment of offering costs	(1,419)	(60)
Proceeds from issuance of common stock in initial public offering, net of issuance costs and underwriting fees	198,178	—
Proceeds from the exercise of stock options	107	61
Net cash provided by financing activities	196,866	1
Net increase (decrease) in cash, cash equivalents and restricted cash	171,236	(14,985)
Cash, cash equivalents and restricted cash at beginning of period	128,280	289,318
Cash, cash equivalents and restricted cash at end of period	$299,516	$274,333

Supplemental disclosure of cash flows:
Conversion of preferred stock into common stock	$170,184	$—
Offering costs in accounts payable and accrued expenses	$875	$338

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

Since its inception, the Company has funded its operations primarily with proceeds from sales of shares of its redeemable convertible preferred stock and most recently with proceeds from the IPO. The Company has incurred recurring losses since its inception, including net losses of $8.2 million and $7.3 million for the three months ended September 30, 2022 and 2023, respectively, and net losses of $23.7 million and $24.0 million for the nine months ended September 30, 2022 and 2023, respectively. As of September 30, 2023, the Company had an accumulated deficit of approximately $107.4 million. To date the Company has not generated any revenues and expects to continue to generate operating losses for the foreseeable future. As of the issuance date of these condensed consolidated financial statements, the Company expects that its existing cash and cash equivalents of $273.9 million as of September 30, 2023, will be sufficient to fund its operating expenses and capital expenditure requirements for at least the next 12 months from the issuance date of these condensed consolidated financial statements.

Correction of Previously Reported Interim and Annual Consolidated Financial Statements

As previously reported by the Company in its Quarterly Report on Form 10-Q for the period ended June 30, 2023, management determined that the weighted average shares outstanding, or WASO, of the Company’s common stock used in the calculation of basic and fully diluted loss per share was misstated for certain previously reported interim, year-to-date, and annual consolidated financial statements, or the previously reported periods. This resulted in the incorrect presentation of WASO and basic and fully diluted loss per share, collectively the error, on the Company’s Condensed Consolidated Statements of Operations and within the related notes thereto for the impacted previously reported periods. The cause of the error was due to clerical errors that were symptomatic to the previously disclosed material weakness related to the lack of segregation of duties, certain system limitations in our accounting software, and the overall control environment.

Management prepared a quantitative and qualitative analysis of the error in accordance with SEC Staff Accounting Bulletin Nos. 99 and 108, or SAB 99/108, and concluded the impact of the error was not material to any of the previously reported periods. As a result, and in accordance with SAB 99/108, management has corrected the error in this Quarterly Report on Form 10-Q by presenting the correct WASO and basic and fully diluted loss per share on the face of the Company’s Condensed Consolidated Statements of Operations impacted by the error. Management also plans to correct the error for any relevant future periods.

The correction of the error had no impact on the Company’s previously reported interim, year-to-date, or annual Condensed Consolidated Balance Sheet, Condensed Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ (Deficit) Equity, or Condensed Consolidated Statements of Cash Flows. With respect to the Company’s previously reported interim, year-to-date, and annual Condensed Consolidated Statements of Operations impacted by the error, the correction of the error had no impact on the Company’s previously reported net loss in any of those periods. The correction of the error was limited to correcting the presentation of WASO and basic and fully diluted loss per share.

A summary of the impact of the correction of the error on the Company’s previously reported interim, year-to-date, and annual Condensed Consolidated Statements of Operations impacted by the error that will be corrected and disclosed on a prospective basis the next time such previously reported periods and the related notes thereto are issued is, as follows:

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

Unaudited Interim Financial Information

The accompanying unaudited interim condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, or GAAP, for interim financial reporting and as required by Regulation S-X, Rule 10-01. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated annual financial statements for the years ended December 31, 2021 and 2022 and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair statement of the Company’s condensed consolidated balance sheet as of September 30, 2023, the condensed consolidated statements of operations for the three and nine months ended September 30, 2022 and 2023, the condensed consolidated statement of changes in redeemable convertible preferred stock and stockholders' (deficit) equity for the three and nine months ended September 30, 2022 and 2023, and condensed consolidated statements of cash flows for the nine months ended September 30, 2022 and 2023. The financial data and other information disclosed in these notes related to the three and nine months ended September 30, 2022 and 2023 are unaudited. The results for the nine months ended September 30, 2023 are not necessarily indicative of results to be expected for the year ending December 31, 2023, any other interim periods, or any future year or period.

Recently Issued Accounting Pronouncements Not Yet Adopted

Management evaluated recently issued accounting pronouncements and does not believe that any of these pronouncements will have a significant impact on the condensed consolidated financial statements and related disclosures.

3. Fair Value Measurements

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis (in thousands):

		December 31, 2022
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Observable Inputs (Level 3)
Money market funds	$286,580	$286,580	$—	$—
Total financial assets	$286,580	$286,580	$—	$—

		September 30, 2023
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Observable Inputs (Level 3)
Money market funds	$197,292	$197,292	$—	$—
U.S. treasury securities	74,862	74,862	—	—
Total financial assets	$272,154	$272,154	$—	$—

As of December 31, 2022 and September 30, 2023, the Company had no financial liabilities that required fair value measurement. As of December 31, 2022 and September 30, 2023, the Company’s cash equivalents consisted of money market funds classified as Level 1 financial assets, as these assets are valued using quoted market prices in active markets without any valuation adjustment. As of September 30, 2023, the Company held U.S. treasury bills, which are included in cash, cash equivalents and restricted cash as their maturity is 90 days or less at acquisition and are considered Level 1 category assets as there are quoted prices in active markets.

During the year ended December 31, 2022 and the nine months ended September 30, 2023, there were no transfers or reclassifications between fair value measurement levels of assets or liabilities. The carrying values of prepaid and other current assets, accounts payable and accrued expenses and other current liabilities approximate their fair values due to the short-term nature of these assets and liabilities.

4. Property, Plant and Equipment

Property, plant and equipment consisted of the following (in thousands):

	December 31, 2022	September 30, 2023
Construction in progress	$16	$—
Leasehold improvement	—	109
Office furniture	—	44
Computer equipment	20	51
Property, plant and equipment, gross	36	204
Less: Accumulated depreciation	(1)	(23)
Property, plant and equipment, net	$35	$181

There was no depreciation expense for the three and nine months ended September 30, 2022. Depreciation expense was immaterial for each of the three and nine months ended September 30, 2023.

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31, 2022	September 30, 2023
Accrued research and development expenses	$1,444	$785
Employee compensation and related benefits	1,165	1,885
Professional fees	339	509
Other	233	19
Total accrued expenses and other current liabilities	$3,181	$3,198

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

Under the Novartis License Agreement, the Company is obligated to make aggregate milestone payments of up to $231.7 million related to the achievement of specified development, commercialization, and sales milestones. The Company records the milestone payments as research and development expenses when the milestones occur and consideration is paid or becomes payable. As of September 30, 2023, the Company has made two development milestone payments under the Novartis License Agreement totaling $1.0 million, of which $0.4 million was achieved and paid in 2019, and $0.6 million was achieved and paid in 2020, which were recorded as research and development expense. No other milestones have occurred or have been paid under the Novartis License Agreement.

As part of the Novartis License Agreement, the Company also agreed to pay tiered royalties based on future net sales of all Licensed IP, of which the royalty percentage ranged within the single digits.

7. Stockholder's Equity

Common stock

As of December 31, 2022 and September 30, 2023, the Company’s Amended and Restated Certificate of Incorporation authorized the Company to issue 500,000,000 shares of common stock, with a par value of $0.0001. The holders of the common stock are entitled to one vote for each share of common stock held on all matters submitted to a vote of stockholders. There are not cumulative voting rights for the election of directors in the restated certificate of incorporation, which means that holders of a majority of the shares of the common stock will be able to elect all of the directors. Common stockholders are entitled to receive dividends, as may be declared by the board of directors, or the Board, if any, subject to the preferential dividend rights of redeemable convertible preferred stock. Through September 30, 2023, no cash dividends had been declared or paid.

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

Undesignated preferred stock

As of December 31, 2022 and September 30, 2023, the Company’s Amended and Restated Certificate of Incorporation authorized the Company to issue up to 10,000,000 shares of undesignated preferred stock, par value $0.0001 per share. There were no undesignated preferred shares issued or outstanding as of December 31, 2022 and September 30, 2023.

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

Stock Options

The assumptions that the Company used to determine the grant-date fair value of stock options awarded to employees, were as follows for the three and nine months ended September 30, 2022 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2023	2022	2023
Expected term (in years)	6.5	5.6-6.1	5.7-6.5	5.2-7.0
Expected volatility	83.5%	87.2-87.6%	81.9-83.5%	85.7-88.2%
Risk-free interest rate	2.7%	4.1-4.3%	1.7-2.7%	3.6-4.3%
Expected dividend yield	—	—	—	—

The following table summarizes the Company’s stock option activity since December 31, 2022:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2022	3,644,500	$10.45	9.5	$1,283
Granted	1,603,390	4.36
Exercised	(39,014)	1.56
Forfeited or cancelled	(297,585)	3.88
Outstanding as of September 30, 2023	4,911,291	4.11	8.9	11,274
Options vested and exercisable as of September 30, 2023	1,273,931	3.88	8.6	3,224
Options unvested as of September 30, 2023	3,637,360	4.20	9.0	8,050

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock.

The weighted-average grant-date fair value per share of stock options granted during the nine months ended September 30, 2023 was $3.30. As of September 30, 2023, there was $22.6 million of unrecognized stock-based compensation expense related to unvested stock options, to be recognized over a weighted-average period of 2.8 years.

The total fair value of options vested during the nine months ended September 30, 2023 was $2.1 million.

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

A summary of the activity of the restricted common stock since December 31, 2022:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Unvested at December 31, 2022	964,992	$1.34
Granted	—	—
Vested	(318,420)	1.24
Cancelled or forfeited	(11,052)	0.71
Unvested at September 30, 2023	635,520	$1.40

No restricted common stock awards were granted during the nine months ended September 30, 2023.

Stock-Based Compensation Expense

Stock-based compensation expense included in the Company’s condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2023	2022	2023
Research and development	$343	$923	$723	$2,996
General and administrative	663	1,368	1,892	4,822
Total stock-based compensation expense	$1,006	$2,291	$2,615	$7,818

9. Income Taxes

During the three and nine months ended September 30, 2022 and 2023, the Company recorded no income tax provision or benefit.

The Company has evaluated the positive and negative evidence bearing upon its ability to realize its deferred tax assets, which primarily consist of net operating loss carryforwards. The Company has considered its history of cumulative net losses, estimated future taxable income and prudent and feasible tax planning strategies and has concluded that it is more likely than not that the Company will not realize the benefits of its deferred tax assets. As a result, as of September 30, 2023, the Company has maintained a full valuation allowance against its remaining net deferred tax assets.

10. Net Loss Per Share

The following table sets forth the computation of the Company’s basic and diluted net loss per share for the periods presented (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2023	2022	2023
Numerator:
Net loss	$8,205	$7,343	$23,665	$23,988
Net loss attributable to common stockholders, basic and diluted	$8,205	$7,343	$23,665	$23,988
Denominator:
Weighted-average number of common shares used in net loss per share, basic and diluted	9,118,937	39,689,819	5,935,206	39,567,206
Net loss per share of common stock, basic and diluted	$0.90	$0.19	$3.99	$0.61

The Company excluded the following shares from the computation of diluted net loss per share attributable to common stockholders during the three and nine months ended September 30, 2022 and 2023 because including them would have had an anti-dilutive effect:

	For the Three and Nine Months Ended September 30,
	2022	2023
Options to purchase common stock	2,542,936	4,911,291
Unvested restricted stock	1,072,054	635,520
Total	3,614,990	5,546,811

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

The Company also leased various office suites on a month-to month basis from Atlas Venture Life Science Advisors, or Atlas, and other third parties during the year ended December 31, 2022. During the three and nine months ended September 30, 2022, the Company incurred immaterial short-term lease expense associated with the month-to-month lease. As the Company elected to not recognize leases with a lease term of 12 months or less on the balance sheet, no operating lease right of use assets and liabilities were recognized. During the three and nine months ended September 30, 2023, the Company did not incur any short-term lease costs.

During the three and nine months ended September 30, 2022 and 2023, the components of operating lease cost were as follows, and are reflected in general and administrative expenses and research and development expenses, as determined by the underlying activities:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2023	2022	2023
Lease Cost:
Operating lease cost	$—	$274	$—	$822
Variable operating lease cost	—	—	—	—
Total operating lease cost	$—	$274	$—	$822

There was no cash paid and $0.3 million paid for amounts included in the measurement of operating lease liabilities for each of the three months ended September 30, 2022 and 2023, respectively. There was no cash paid and $0.6 million paid for the nine months ended September 30, 2022 and 2023, respectively.

Maturities of operating lease liabilities at September 30, 2023 are as follows (in thousands):

2023 (remaining)	$272
2024	1,116
2025	1,145
2026	1,176
2027	1,207
Thereafter	238
Total lease payments	5,154
Less: interest	(1,032)
Total lease liability	$4,122

12. Commitments and Contingencies

Legal Proceedings

From time to time, in the ordinary course of business, the Company is subject to litigation and regulatory examinations as well as information gathering requests, inquiries and investigations. As of December 31, 2022 and September 30, 2023, there were no litigation matters which would have a material impact on the Company’s financial results.

13. Related Party Transactions

Entities Affiliated with Atlas Venture Fund XI, L.P.

Entities affiliated with Atlas Venture Fund XI, L.P. are a significant beneficial owner of the Company, holding more than 5% of the total outstanding stock of the Company, as of December 31, 2022 and September 30, 2023. The Company leased various office space from Atlas for use in its daily operations through September 2022.

During each of the three and nine months ended September 30, 2022, the Company made immaterial payments associated with the lease agreements with Atlas, which were recorded within the general and administrative expense. No payments related to the lease agreements with Atlas were made during each of the three and nine months ended September 30, 2023.

Novartis

Novartis is a significant beneficial owner of the Company, holding more than 5% of the total outstanding stock of the Company, as of December 31, 2022 and September 30, 2023. The Company has an in-license agreement with Novartis, which required the Company to make an upfront payment and issue shares of Series A-1 Preferred Stock to Novartis, and further includes future milestone payments upon the occurrence of certain events and royalty payments upon future sales. Refer to Note 6.

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

14. Employee Benefit Plans

Effective January 1, 2019, the Company adopted a 401(k) Plan for its employees, which is designed to be qualified under Section 401(k) of the Internal Revenue Code. Eligible employees are permitted to contribute to the 401(k) Plan within statutory and 401(k) Plan limits. Since inception of the plan and through the nine months ended September 30, 2023, the Company has not made any contributions to the 401(k) Plan.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report.

As discussed in the section titled “Special Note Regarding Forward-Looking Statements,” the following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results and the timing of selected events could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those set forth in the section titled “Risk Factors” under Part II, Item 1A below.

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

We are on track to file an Investigational New Drug, or IND, application with the U.S. Food and Drug Administration, or FDA, for our next generation product candidate, THB335, and initiate clinical studies during the first half of 2024. We plan to initiate a Phase 1 SAD/14-day MAD study of THB335 to evaluate safety, pharmacokinetics and pharmacodynamics. Phase 2 development is expected to initially focus on chronic spontaneous urticaria.

On October 31, 2023, we announced the transition of Adrian S. Ray, Ph.D., from Chief Scientific Officer to Scientific Advisor effective November 1, 2023. In his new role, Dr. Ray will continue support the IND application for THB335, which is expected to be filed during the first half of 2024. Additionally, the company announced that Robert Ho, Chief Financial Officer, is departing the organization on November 10, 2023. We have initiated executive searches for their successors.

In July 2023, we introduced THB335 and disclosed topline results of the Phase 1b clinical trial of our first-generation product candidate THB001 for the treatment of chronic inducible urticaria, which we discontinued in December 2022, due to observed liver transaminitis in two of five patients enrolled. The results demonstrated evidence of clinical benefit in four of the five patients, achieving partial or complete responses despite early termination of the trial. In addition, we shared preliminary results from extensive studies of THB001 that were conducted to identify the mechanism for the observed liver toxicity, which was not predicted by nonclinical toxicology studies. These in-depth studies identified a metabolic pathway resulting in the formation of an intermediate reactive metabolite. Reactive metabolite formation has been previously implicated as a mechanistic basis for drug-induced liver injury. Structural modifications introduced into THB335 are believed to address this risk. Studies conducted to-date support its differentiated metabolic profile.

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

Results from the Phase 1b clinical trial of THB001 were presented in October 2023 at the European Academy of Dermatology and Venereology Annual Congress during a poster session: A Phase 1b, Open-label Study in Patients with Cold Urticaria (ColdU) Using THB001, an Orally Available, Potent and Highly Selective Small Molecule Inhibitor of Wild Type KIT Receptor Tyrosine Kinase.

Since our inception in 2019, we have devoted substantially all of our efforts to organizing and staffing our company, business planning, raising capital, establishing our intellectual property portfolio, acquiring or discovering product candidates, research and development activities for THB001, THB335 and other compounds, establishing arrangements with third parties for the manufacture of our product candidates and component materials, and providing general and administrative support for these operations. We do not have any products approved for sale and have not generated any revenue from product sales. To date, we have financed our operations primarily with proceeds from sales of shares of our preferred stock and our initial public offering, or the IPO, of our common stock. Our primary uses of capital are, and we expect will continue to be, research and development services, compensation and related expenses, and general overhead costs.

We have incurred significant operating losses since inception. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of our product candidates. Our net loss was $35.2 million, $23.7 million and $24.0 million for the year ended December 31, 2022, and the nine months ended September 30, 2022 and 2023, respectively. As of September 30, 2023, we had an accumulated deficit of approximately $107.4 million. We expect to continue to incur net operating losses for at least the next several years, and we expect our research and development expenses, general and administrative expenses, and capital expenditures will increase substantially in connection with our ongoing activities, particularly if, and as, we:

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

As a result, we will need substantial additional funding to support our continuing operations and pursue our growth strategy. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through equity offerings, debt financings or other capital sources, which could include collaborations, strategic alliances or additional licensing arrangements. We may be unable to raise additional funds or enter into such arrangements when needed, on favorable terms, or at all. Our failure to raise capital or enter into such agreements as, and when, needed, could have a material adverse effect on our business, results of operations and financial condition, including requiring us to have to delay, reduce or eliminate product development or future commercialization efforts. The amount and timing of our future funding requirements will depend on many factors including the successful advancement of any future KIT inhibitor product candidates. Our ability to raise additional funds may also be adversely impacted by potential worsening global economic conditions and disruptions to and volatility in the credit and financial markets in the United States and worldwide, such as those resulting from the government closure of SVB and liquidity concerns at other financial institutions, from potential recessions, a potential temporary federal government shutdown, health epidemics, the war in Ukraine and conflict in Israel, and increasing interest rates and rates of inflation.

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

As of September 30, 2023, we had $273.9 million in cash and cash equivalents. We believe that our existing cash and cash equivalents, will be sufficient to fund our operations and capital expenses through at least 2025. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See the subsection titled “Liquidity and Capital Resources.”

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

Results of Operations

Comparison of the three and nine months ended September 30, 2022 and 2023

The following table summarizes our results of operations for each of the periods presented (in thousands, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2023	$ Change	% Change	2022	2023	$ Change	% Change
Operating expenses:
Research and development	$4,757	$5,969	$1,212	25%	$15,150	$18,046	$2,896	19%
General and administrative	3,831	4,878	1,047	27	9,008	15,503	6,495	72
Total operating expenses	8,588	10,847	2,259	26	24,158	33,549	9,391	39
Loss from operations	8,588	10,847	2,259	26	24,158	33,549	9,391	39
Other income, net:
Interest income	(383)	(3,470)	(3,087)	*	(493)	(9,533)	(9,040)	*
Other (income) expense	—	(34)	(34)	*	—	(28)	(28)	*
Total other (income) expense, net	(383)	(3,504)	(3,121)	*	(493)	(9,561)	(9,068)	*
Net loss	$8,205	$7,343	$(862)	(11%)	$23,665	$23,988	$323	1%

* Percentage not meaningful.

Research and Development Expenses

The following table summarizes our research and development expenses for each of the periods presented (in thousands, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2023	$ Change	% Change	2022	2023	$ Change	% Change
Direct costs:
THB001	$1,947	$1,105	$(842)	(43%)	$8,116	$3,469	$(4,647)	(57%)
Other discovery and development	1,378	439	(939)	(68)	3,353	3,520	167	5
THB335	—	1,571	1,571	*	—	1,899	1,899	*
Indirect costs:
Personnel-related	1,424	2,595	1,171	82	3,672	8,375	4,703	128
Facilities and other	8	259	251	*	9	783	774	*
Total research and development expenses	$4,757	$5,969	$1,212	25%	$15,150	$18,046	$2,896	19%

*Percentage not meaningful.

Research and development expenses increased by $1.2 million, from $4.8 million for the three months ended September 30, 2022 to $6.0 million for the three months ended September 30, 2023, and increased by $2.9 million, from $15.1 million for the nine months ended September 30, 2022 to $18.0 million for the nine months ended September 30, 2023, primarily due to increases in discovery and development and personnel-related costs to support the research and nonclinical development of THB335 and other next-generation discovery efforts.

General and Administrative Expenses

General and administrative expenses increased by $1.1 million, from $3.8 million for the three months ended September 30, 2022 to $4.9 million for the three months ended September 30, 2023, and increased by $6.5 million, from $9.0 million for the nine months ended September 30, 2022 to $15.5 million for the nine months ended September 30, 2023, primarily attributable to increased costs associated with being a public company and personnel-related expenses.

Total Other (Income) Expense, Net

Total other income, net increased by $3.1 million, from $0.4 million for the three months ended September 30, 2022 to $3.5 million for the three months ended September 30, 2023, and increased by $9.1 million, from $0.5 million for the nine months ended September 30, 2022 to $9.6 million for the nine months ended September 30, 2023, primarily due to increases in interest income.

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

As of September 30, 2023, we had $273.9 million in cash and cash equivalents, and we had an accumulated deficit of approximately $107.4 million.

In October 2023, we filed a shelf registration statement on Form S-3, or the Shelf Registration Statement, which became effective in October 2023. The Shelf Registration Statement permits the offering of up to $400.0 million aggregate dollar amount of shares of our common stock or preferred stock, debt securities, warrants to purchase our common stock, preferred stock or debt securities, subscription rights to purchase our common stock, preferred stock or debt securities and/or units consisting of some or all of these securities, in one or more offerings and in any combination. In connection with the Shelf Registration Statement, we entered into an Open Market Sales AgreementSM, or the Sales Agreement, with Jefferies LLC, as the sales agent, pursuant to which we may offer and sell shares of our common stock having an aggregate offering amount of up to $150.0 million. The $150.0 million of common stock that may be issued and sold pursuant to the Sales Agreement is included in the $400.0 million of securities that may be issued and sold pursuant to the Shelf Registration Statement. We will pay Jefferies LLC a commission rate of up to 3.0% of the gross proceeds from the sale of any shares of common stock pursuant to the Sales Agreement. We have $150.0 million remaining under the Sales Agreement.

Cash Flows

The following table provides information regarding our cash flows for each of the periods presented (in thousands):

	Nine Months Ended September 30,
	2022	2023
Net cash used in operating activities	$(25,630)	$(14,818)
Net cash used in investing activities	—	(168)
Net cash provided by financing activities	196,866	1
Net increase (decrease) in cash, cash equivalents and restricted cash	$171,236	$(14,985)

Net Cash Used in Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2022 was $25.6 million, and was primarily due to our net loss of $23.7 million, adjusted for $2.6 million non-cash stock-based compensation expense, an increase of $1.2 million in other assets relating to deferred compensation, and net changes in working capital of $3.4 million.

Net cash used in operating activities for the nine months ended September 30, 2023 was $14.8 million, and was primarily due to our net loss of $24.0 million, a $7.8 million stock-based compensation expense, a net impact of $0.2 million from the noncash operating lease expense and operating lease liabilities, a change in other assets of $0.5 million and net changes in working capital of $0.7 million.

Net Cash Used in Investing Activities

We had no investing activities for the nine months ended September 30, 2022. Net cash used in investing activities for the nine months ended September 30, 2023 was $0.2 million related to the purchase of property and equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2022 was $196.9 million, resulting from the proceeds of our IPO, net of issuance costs and underwriting fees. Net cash provided by financing activities for the nine months ended September 30, 2023 was less than $0.1 million related to proceeds from the exercise of stock options which were offset by payment of deferred offering costs.

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

Purchase and Other Obligations

We enter into contracts in the normal course of business with contract research organizations, or CROs, contract development and manufacturing organizations, or CDMOs, and other third-party vendors for nonclinical research studies and testing, clinical trials and testing and manufacturing services. Most contracts do not contain minimum purchase commitments and are cancellable by us upon written notice. Payments due upon cancellation consist of payments for services provided or expenses incurred, including non-cancellable obligations of our service provided up to one year after the date of cancellation.

Critical Accounting Policies

This management’s discussion and analysis is based on our unaudited interim condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles or GAAP. The preparation of our condensed consolidated financial statements and related disclosures requires us to make judgments and estimates that affect the reported amounts of assets, liabilities and expenses, as well as related disclosures during the reported periods. Our critical accounting policies are described under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the Securities and Exchange Commission on March 29, 2023. There were no material changes to our critical accounting policies through September 30, 2023 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

As of September 30, 2023, we had no debt outstanding and therefore were not exposed to related interest rate risk.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of September 30, 2023, management, with the participation of our Principal Executive Officer and Principal Financial and Accounting Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Principal Executive Officer and the Principal Financial and Accounting Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Principal Executive Officer and Principal Financial and Accounting Officer concluded that, as of September 30, 2023, our disclosure controls and procedures were not effective at a reasonable assurance level due to the material weakness described below.

During the preparation of our consolidated financial statements for the year ended December 31, 2021, we identified a material weakness in our internal control over financial reporting. The material weakness that we identified related to the lack of segregation of duties, certain system limitations in our accounting software and the overall control environment, as we had insufficient internal resources with appropriate accounting and finance knowledge and expertise to design, implement, document, and operate effective internal controls around our financial reporting process. The material weakness remained at the time of the preparation of our financial statements for the year ended December 31, 2022, and remains unremediated as of September 30, 2023.

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

Changes in Internal Control over Financial Reporting

Management determined that, as of September 30, 2023, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter then ended that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred significant net losses in each reporting period since our inception, have not generated any revenue to date and have financed our operations principally through private placements of preferred stock prior to the completion of our IPO, as well as the net proceeds from our IPO. Our net losses were $29.6 million and $35.2 million for the year ended December 31, 2021 and 2022, respectively, and $23.7 million and $24.0 million for the nine months ended September 30, 2022 and 2023, respectively. As of September 30, 2023, we had an accumulated deficit of approximately $107.4 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of any future product candidates. The net losses we incur may fluctuate significantly from quarter-to-quarter and year-to-year, such that a period-to-period comparison of our results of operations may not be a good indication of our future performance.

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

Nonclinical studies and clinical trials for THB335 or any future KIT inhibitor product candidates, will require substantial funds to complete. As of September 30, 2023, we had $273.9 million in cash and cash equivalents. Based on our current operating plan, we believe that our existing cash and cash equivalents, will be sufficient to fund our operating expenses and capital expenditure requirements through at least 2025 However, our future capital requirements and the period for which we expect our existing resources to support our operations, fund continued growth of our operations, research and development of product candidates, or otherwise respond to competitive pressures, may vary significantly from what we expect and we may need to seek additional funds sooner than planned. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. Our monthly spending levels vary based on new and ongoing research and development and other corporate activities. Because the length of time and activities associated with successful research and development of THB335 or any future product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any marketing and commercialization activities for approved products. Our future funding requirements for THB335 or any future product candidates and our ongoing operations, both near and long-term, will depend on many factors, including, but not limited to:

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

Our competitors have developed, are developing or will develop product candidates and processes competitive with THB335 or any future KIT inhibitor product candidates, and processes. Therapeutic treatments include those that have already been approved and accepted by the medical community and any new treatments, including those based on novel technology platforms that enter the market. In addition to the current standard of care treatments for patients with allergies and inflammatory diseases, numerous commercial and academic nonclinical studies and clinical trials are being undertaken by a large number of parties to assess novel technologies and product candidates. There are numerous other competitive approaches, including inhibitors of activators of mast cells such as IgE antibodies like omalizumab, inhibitors of mediators such as antihistamines and anti-IL-4 /IL-13 therapies, other small molecule approaches such as Bruton’s tyrosine kinase inhibitors, and other small molecule and biologic KIT inhibitors such as Celldex’s barzolvolimab or monoclonal antibody KIT inhibitor, among others.

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

As of September 30, 2023, we had 32 full-time employees. We expect to increase the number of our employees and the scope of our operations, particularly in the areas of clinical development, clinical operations, manufacturing, late-stage regulatory affairs, finance, accounting, business operations, public company compliance, communications and other corporate development functions, and, if THB335 or any of our future KIT inhibitor product candidates receive regulatory and marketing approval, sales, marketing and distribution capabilities. If we acquire additional product candidates or enter into future collaborations, we may have to further expand our employee base beyond our current projections, which may include further nonclinical research and development or later-stage regulatory operations. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth and with developing sales, marketing and distribution infrastructure, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources.

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
•
the federal criminal and civil false claims and civil monetary penalties laws, including the federal False Claims Act, which can be enforced through civil whistleblower or qui tam actions against individuals or entities, prohibits, among other things, knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent, knowingly making, using or causing to be made or used, a false record or statement material to a false or fraudulent claim, or from knowingly making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government. In addition, certain marketing practices, including off-label promotion, may also violate false claims laws. Moreover, the government may assert that a claim including items and services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal False Claims Act;
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
•
political instability, including a potential temporary federal government shutdown; and
•
general economic, industry and market conditions, including rising interest rates and inflation, market volatility, the government closure of SVB and liquidity concerns at other financial institutions, and the potential for local and/or global economic recessions.

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

The holders of a substantial number of shares of our outstanding common stock as of September 30, 2023, have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or our stockholders. We also have registered shares of common stock that we may issue under our equity incentive plans. These shares are freely tradeable in the public market.

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

Based on the beneficial ownership of our common stock as of September 30, 2023, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned a substantial portion of our outstanding voting stock. The interests of these stockholders may not be the same as or may even conflict with your interests. For example, these stockholders could delay or prevent a change of control of our Company, even if such a change of control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our Company or our assets and might affect the prevailing market price of our common stock. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

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

Third Harmonic Bio, Inc.

Date: November 9, 2023	By:	/s/ Natalie Holles
Natalie Holles
Chief Executive Officer and Director (Principal Executive Officer)

Date: November 9, 2023	By:	/s/ Robert Ho
Robert Ho
Chief Financial Officer (Principal Financial and Accounting Officer)