Form 10-K
period 2023-12-31
Third Harmonic Bio, Inc.
filed 2024-03-26
CIK 1923840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates of the Registrant, based on the closing price of $4.81 for the shares of common stock on June 30, 2023, as reported by the Nasdaq Stock Market LLC on such date was approximately $86.1 million.

The number of shares of Registrant’s Common Stock outstanding as of March 22, 2024 was 40,714,399.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement relating to the 2024 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein. The Definitive Proxy Statement will be filed within 120 days of the Registrant’s fiscal year ended December 31, 2023. Except with respect to information specifically incorporated by reference in this Form 10-K, the Definitive Proxy Statement is not deemed to be filed as part of this Annual Report on Form 10-K.

Auditor Firm Id:	34	Auditor Name:	Deloitte & Touche LLP	Auditor Location:	Morristown, New Jersey

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, or this Annual Report, contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and section 27A of the Securities Act of 1933, as amended, or the Securities Act. All statements contained in this Annual Report other than statements of historical fact, including but not limited to statements regarding our future results of operations and financial position, business strategy, market size, potential growth opportunities, nonclinical and clinical development activities, anticipated IND clearance for THB335, the efficacy and safety profile of THB335 or any future product candidates, potential therapeutic benefits and economic value of THB335 or any future product candidates, our ability to obtain funding for our operations necessary to complete further development and commercialization of our product candidates, use of net proceeds from our initial public offering, our ability to maintain and recognize the benefits of certain designations received by THB335 or any future product candidates, the timing and results of nonclinical studies and clinical trials, commercial collaboration with third parties, the potential impact of global business or macroeconomic conditions, including as a result of a potential temporary federal government shutdown, inflation, rising interest rates, instability in the global banking system, and geopolitical conflicts, including the war in Ukraine and conflicts in the Middle East, on our operations, and the receipt and timing of potential regulatory designations, approvals and commercialization of THB335 or any future product candidates, are forward-looking statements. The words “believe,” “may,” “will,” “potentially,” “estimate,” “continue,” “anticipate,” “predict,” “target,” “intend,” “could,” “would,” “should,” “project,” “plan,” “expect,” and similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

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

Unless the context indicates otherwise, as used in this Annual Report, the terms “the Company,” “we,” “us,” and “our” refer to Third Harmonic Bio, Inc., a Delaware corporation, and its consolidated subsidiaries taken as a whole, unless otherwise noted. The mark “Third Harmonic Bio” is our registered common law trademark. This Annual Report contains additional trade names, trademarks and service marks of other companies, which are the property of their respective owners. We do not intend our use or display of other companies’ trade names, trademarks or service marks to imply a relationship with, or endorsement or sponsorship of us by these other companies.

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
•
If we are not able to obtain, maintain and enforce patent protection for our technologies or product candidates, development and commercialization, if approved, of THB335 or any future oral KIT inhibitor product candidates may be adversely affected.
•
The regulatory approval process is highly uncertain, and we may be unable to obtain, or may be delayed in obtaining, U.S. or foreign regulatory approval and, as a result, unable to commercialize THB335 or any oral future KIT inhibitor product candidates. Even if we believe our development plans are successful, regulatory authorities may not agree that they provide adequate data on safety or efficacy.
•
Even if we are able to commercialize THB335 or any of our oral future KIT inhibitor product candidates, such product candidate may become subject to unfavorable pricing regulations or third-party coverage and reimbursement policies, which would harm our business.

iii

PART I

Item 1. Business.

Overview

We are a biopharmaceutical company focused on advancing the next wave of medicine for dermal, respiratory, and gastrointestinal inflammatory diseases. We are developing next-generation, highly selective, oral small-molecule inhibitors of KIT, a cell surface receptor that serves as the master regulator of mast cell function and survival. Early clinical studies have demonstrated that KIT inhibition has the potential to address the treatment of a broad range of mast cell-mediated inflammatory diseases, and that a titratable, oral small molecule inhibitor may provide an attractive therapeutic profile against this target. Our initial focus is on developing an oral KIT inhibitor to treat chronic spontaneous urticaria with planned expansion into other mast cell-mediated inflammatory disorders.

We recently submitted an Investigational New Drug, or IND, application with the U.S. Food and Drug Administration, or FDA, for our new oral KIT inhibitor product candidate, THB335, and plan to initiate clinical studies during the second quarter of 2024 following anticipated IND clearance. Our Phase 1 SAD/14-day MAD study of THB335 is designed to evaluate safety, pharmacokinetics and pharmacodynamics. Phase 2 development is expected to initially focus on chronic spontaneous urticaria. THB335 maintains a nonclinical pharmacology and selectivity profile of THB001, our first-generation product candidate, with structural modifications which are designed to mitigate hepatotoxicity risk as well as provide a differentiated metabolic, distribution and physiochemical profile.

In July 2023, we announced the nomination of our next product candidate, THB335, and disclosed topline results of the Phase 1b clinical trial of our first-generation oral KIT inhibitor product candidate THB001 for the treatment of chronic inducible urticaria, which we discontinued in December 2022, due to observed liver transaminitis in two of five patients enrolled. The results provided evidence of pharmacodynamic and clinical activity, with four of the five patients achieving partial or complete responses. In addition, we shared preliminary results from extensive studies of THB001 that were conducted to identify the mechanism for the observed liver toxicity, which was not predicted by nonclinical toxicology studies. These in-depth studies identified a metabolic pathway resulting in the formation of an intermediate reactive metabolite. Reactive metabolite formation has been previously implicated as a mechanistic basis for drug-induced liver injury. Structural modifications introduced into THB335 are designed to address this risk. Studies conducted to-date support its differentiated metabolic profile.

Following the disclosure of topline results in July, we presented results in October 2023 from the truncated Phase 1b clinical trial of THB001 at the European Academy of Dermatology and Venereology Annual Congress during a poster session, entitled “A Phase 1b, Open-label Study in Patients with Cold Urticaria (ColdU) Using THB001, an Orally Available, Potent and Highly Selective Small Molecule Inhibitor of Wild Type KIT Receptor Tyrosine Kinase.”

Our Strategy

Our goal is to develop the next wave of medicine for the treatment of inflammatory diseases. The key components of our strategy are to:

•
Develop oral KIT inhibitors in a broad range of indications across therapeutic areas where mast cell driven inflammation can benefit from a highly selective, oral small molecule, including in the skin, respiratory and gastrointestinal tracts. We believe that KIT inhibition may find wide therapeutic utility across a range of inflammatory indications, as mast cells are present in numerous tissue types. There are multiple skin, respiratory and gastrointestinal conditions such as atopic dermatitis, prurigo nodularis, chronic rhinusitis, allergic conjunctivitis, eosinophilic esophagitis and irritable bowel syndrome, where we believe mast cells maintain a vital role in driving the pathophysiology of the disease. We believe these potential opportunities represent attractive markets with clinical unmet need and established development and regulatory pathways.
•
Continue to innovate and potentially expand the pipeline through our internal discovery efforts and selectively evaluate strategic collaborations. Our team brings invaluable experience from all aspects of drug discovery, clinical development, business development and commercialization. We continue to invest in research and development and evaluate potential selective collaboration opportunities to build upon our deep knowledge base of oral small molecule KIT inhibition to potentially advance next-generation compounds and expand our pipeline in inflammatory diseases.

We are focused on developing a portfolio of highly selective, oral small molecule inhibitors of KIT, a cell surface receptor that acts as the master survival and functional regulator of mast cells. Mast cells are a part of the immune system, and dysfunctional mast cell activity has been implicated in the pathophysiology of a broad range of inflammatory disorders including urticaria, asthma and gastrointestinal disorders, among others. KIT inhibition has shown positive clinical responses in mast cell-mediated diseases such as asthma and chronic urticaria.

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

Since KIT is a cell surface receptor that acts as the master regulator of mast cell function and survival, our approach impacts mast cells directly and provides what we believe to be a favorable point of intervention. Furthermore, significant clinical and nonclinical data has been generated internally and by third parties that demonstrate that KIT is a potential target for broad and potentially clinically differentiated inhibition of mast cells. For example, we demonstrated clinical responses in our discontinued Phase 1b clinical trial of THB001, and a third-party reported that an anti-KIT antibody demonstrated compelling clinical responses in patients with both chronic inducible urticaria and chronic spontaneous urticaria in Phase 2 clinical trials. We believe that chronic urticaria represents an attractive initial clinical indication for an oral KIT inhibitor. Our goal is to be a leader in the oral KIT inhibitor space, and we continue to invest in formulation and discovery for next-generation molecules.

There is a large unmet need in chronic urticaria. Epidemiological studies indicate that up to 25% of the population suffers from urticaria at some point in their lifetime, with 0.5-1% of the population suffering from the disease at any point in time, suggesting a point prevalence of over 1.5 million patients in the United States. Approximately 70% to 80% of patients with urticaria are women. Many patients are first provided H1 antihistamine therapy when diagnosed with urticaria; however, there remains a large unmet need. Approximately 50% of chronic spontaneous urticaria patients continue to experience itch and hives despite H1 antihistamine treatment at FDA-approved doses. There have been no new approved therapies to treat chronic urticaria in eight years, and the most recently approved treatment, the injectable biologic Xolair, provided complete hive and itch symptom relief to approximately 36% of patients in clinical trials. We believe Xolair is currently addressing less than 20% of eligible patients whose symptoms have failed to be controlled by H1 antihistamine therapy. There is a clear unmet need for chronic urticaria treatments that provide higher levels of complete hive and itch symptom relief, while also providing improved patient comfort and convenience via an oral route of administration. We believe an oral therapy offers clear advantages over an injectable therapy, and an oral therapy with the potential to improve upon the results of the existing standard of care offers a significant opportunity to address a large unmet need. While the potential market opportunity within urticaria alone is vast, dysfunctional mast cell activity has also been implicated in the pathophysiology of a broad range of inflammatory disorders, including respiratory and gastrointestinal disorders.

Our Team

Founded in 2019, we are led by a strong management team with diverse backgrounds and significant experience in drug discovery, development and company building, as well as a demonstrated track record of delivering breakthrough therapeutic approaches for patients. Our management team are industry veterans with extensive experience at biopharmaceutical companies such as Audentes Therapeutics, Inc., Genentech/Roche, McKesson Corp, Horizon Therapeutics PLC, and Shire Plc, among others. Together, our team has a proven track record in the discovery, development and commercialization of numerous approved therapeutics.

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

In the gastrointestinal tract, dietary proteins can act as antigens and activate the immune system in affected individuals. Antigens permeate the epithelial layer of the mucosa of the gut and bind to IgE antibodies on mucosal mast cells. Elevated numbers of activated mast cells have been observed in allergic eosinophilic gastrointestinal disorders, including eosinophilic esophagitis, gastritis and duodenitis. Mast cells are also involved in the pathophysiology of irritable bowel syndrome and inflammatory bowel disease, including driving symptomology via their close interaction with nerves.

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

KIT (CD117) is the master regulator of mast cell function and survival

As the master regulator of mast cell function and survival, we believe that the KIT-SCF signaling axis is the optimal intervention point to treat many mast cell-mediated diseases. Inhibition of KIT drives both mast cell inactivation and depletion, independent of mast cell activation status.

Consistent with our nonclinical findings, significant clinical and nonclinical data that have been generated by us and by third-party organizations support KIT as an attractive therapeutic target for mast cell regulation. The multi-tyrosine kinase inhibitor imatinib, which is sold under the brand name Gleevec, has been approved by the FDA to treat chronic myelogenous leukemia, acute lymphoblastic leukemia and myelodysplastic syndrome, among other indications. In clinical results by a third party published in The New England Journal of Medicine, daily imatinib, which has demonstrated KIT inhibitory activity, achieved a 43% reduction in plasma levels of serum tryptase, a biomarker used to assess mast cell activation, for patients with severe refractory asthma, which resulted in statistically significant improvement in airway hyperresponsiveness at 24 weeks. We believe these results provide compelling clinical proof-of-concept that mast cell reduction may drive meaningful symptomatic relief. Furthermore, a third party reported that an anti-KIT antibody demonstrated compelling clinical responses in patients with both chronic inducible urticaria and chronic spontaneous urticaria in Phase 2 clinical trials.

Therapeutic Modulation of the Allergic Response

There are several approved therapeutics used to treat allergy and related inflammatory conditions by targeting specific mediators released by mast cells upon degranulation, including histamines, leukotrienes, cytokines, such as IL-4, IL-5, IL-13, and TNF-a. However, we believe targeting the mast cell directly provides a broader approach to addressing mast cell-mediated diseases over only targeting an individual mediator. Due to the involvement of multiple pro-inflammatory mediators, mast cell mediator inhibitors often require use in combination with another treatment modality. As a result, single agent inhibition of individual mast cell mediators, such as the H1 antihistamine, do not provide adequate symptomatic relief to a large proportion of the patient population.

Under current standard of care, patients whose disease does not respond to mediator inhibition, are often candidates for anti-IgE monoclonal antibodies, or mAbs, designed to inhibit IgE-driven mast cell activation. While IgE blockade has demonstrated some clinical benefit in the treatment of a range of mast cell-mediated inflammatory disorders, anti-IgE therapy does not fully remedy symptoms for most patients, potentially in part because it does not address IgE-independent pathways of mast cell activation. Omalizumab, the anti-IgE mAb sold under the brand name Xolair, is approved for the treatment of persistent allergic asthma, nasal polyps and chronic spontaneous urticaria. Omalizumab generated an estimated $3.7 billion in 2022 sales worldwide.

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

Currently Approved Treatments for Chronic Urticaria

Current chronic urticaria treatment guidelines recommend first-line treatment with second-generation H1 antihistamines to provide hive and itch symptom control with dosing increases if necessary up to fourfold. For the approximately 50% of chronic spontaneous urticaria patients who remain uncontrolled following first-line therapy, Xolair is recommended to add on to antihistamines. In clinical trials, Xolair reported complete response rates of approximately 36% in chronic spontaneous urticaria and is estimated to address less than 20% of eligible patients whose symptoms have failed to be controlled by H1 antihistamine therapy. As such, there remains a large population of patients that have unmet need.

Our Solution: Oral KIT Inhibitors

Summary

We are designing and developing highly potent and selective, oral small molecule wild-type KIT inhibitors for the treatment of mast cell-mediated inflammatory diseases. Based on nonclinical and available clinical data to date, we believe an oral small molecule may be differentiated from other KIT-targeting therapeutics in the following designed aspects:

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

First-Generation Oral KIT Inhibitor: THB001 Clinical Results in Chronic Inducible Urticaria

THB001, our first-generation, highly selective, oral wild-type KIT inhibitor, was discontinued during Phase 1b development following observation of liver transaminitis in two patients enrolled in the first dose cohort. The Phase 1b clinical trial evaluating THB001 in chronic inducible urticaria was designed to evaluate the preliminary safety and tolerability, efficacy and pharmacokinetics of three dose levels of THB001 over 12 weeks of treatment. Five patients were enrolled in the lowest planned dose cohort of 200mg BID before study discontinuation. The first patient enrolled completed 12 weeks of treatment; the next two patients enrolled were discontinued from the study drug at week eight due to observed liver transaminitis; the two remaining patients were discontinued from the study drug at weeks three and four and followed for safety per the trial protocol.

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

Elucidating the Hepatotoxicity Mechanism of THB001

We performed extensive mechanistic studies of THB001 to understand the etiologic mechanism of drug induced liver injury, DILI. Since hepatotoxicity was not observed in our preclinical studies, we relied upon sensitive in vitro systems to characterize the DILI mechanism. Detailed characterization THB001’s metabolism established the formation of a reactive intermediate metabolite. Further in vitro studies demonstrated high levels of protein adduct formation and a transcriptomic signature for oxidative stress in human liver culture systems. Additionally, we detected glutathione conjugate metabolites in human urine samples from the Phase 1b study. Glutathione conjugates are a detoxification mechanism that play an important role in protecting hepatocytes, erythrocytes, and other cells against toxic injury. While the contribution for other mechanisms of hepatotoxicity cannot be completely eliminated, the findings from our mechanistic studies support the formation of an intermediate reactive metabolite as the primary cause of THB001 DILI. The mechanistic understanding obtained from these studies led to our confident selection of THB335 as our next clinical candidate, whereby structural modifications have been made to functionally block the site of reactive metabolite formation. Finally, these studies also help to establish a target product profile for our next-generation research efforts in oral KIT inhibition.

THB335

THB335, our next-generation, oral small molecule wild-type KIT inhibitor product candidate, retains the potency and selectivity profile of THB001, with structural modifications which are intended to mitigate the hepatotoxicity risk as well as provide a differentiated metabolic, distribution and physiochemical profile.

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
•
Improved solubility and reduced lipophilicity compared to THB001; and
•
Favorable pharmacokinetic profile with long circulating half-life.

THB335 KinomeScan

467 Assays Tested
8 Interactions Mapped
TK
TKL
STE
CK1
AGC
CAMK
CMGC
OTHER
KIT
Percent Control
0%
0.1%
0.1-1%
1-5%
5-10%
10-35%
> 35%

High degree of selectivity demonstrated against closest related kinases, including platelet-derived growth factor receptor and colony stimulating factor 1 receptor, as measured by biochemical assays and confirmed in cell-line viability assays. KinomeScan completed at 100 nM THB335 KIT and CSF1R IC50 determined by NanoBRET. PDGFR⍺IC50 determined by homogeneous time resolved luorescence. Viability was assessed in cell lines dependent on CSF1R and PDGFRβ, respectively.

In nonclinical studies, THB335 demonstrated the ability to deplete mast cells across different tissue types, which we believe supports the ability for an oral small molecule KIT inhibitor to potentially treat a range of mast cell-mediated skin, respiratory and gastrointestinal conditions.

We recently submitted an IND application with the FDA for our new product candidate, THB335, and plan to initiate clinical studies during the second quarter of 2024 following anticipated IND clearance. The Phase 1 SAD/14-day MAD study of THB335 in designed to evaluate safety, pharmacokinetics and pharmacodynamics. Phase 2 development is expected to initially focus on chronic spontaneous urticaria.

Examples of selected mast cell-mediated diseases potentially addressable with KIT inhibition

Potential for THB335 Development Expansion to Additional Mast Cell-Mediated Diseases Addressable by KIT Inhibition

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

For example, approximately five to ten percent of asthma patients suffer from severe asthma, or an estimated 750,000 to one million patients in the United States alone. While there have been multiple new biologic therapies approved for severe asthma in recent years, there have been no new oral therapies introduced since the late 1990s.

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

Manufacturing

We oversee and manage third-party Contract Development and Manufacturing Organizations, or CDMOs, to support development and manufacture of any oral future KIT inhibitor product candidates for our clinical trials. The manufacturing process has readily-sourced available raw materials and straightforward scalability. We believe our current manufacturers are able to supply the upcoming clinical trials and additional CDMOs may be on-boarded at later stages of clinical and commercial development.

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

In addition to the current standard of care treatments for patients with mast cell driven inflammatory diseases, numerous commercial and academic nonclinical studies and clinical trials are being undertaken by a large number of parties to assess novel technologies and product candidates. There are numerous other competitive approaches, including inhibitors of activators of mast cells such as IgE antibodies like omalizumab, inhibitors of mediators such as antihistamines and anti-IL-4 /IL-13 therapies, other small molecule approaches such as Novartis’ remibrutinib, a Bruton’s tyrosine kinase, or BTK inhibitor, and other small molecule and biologic KIT inhibitors, including Celldex’s CDX-0159, a monoclonal antibody KIT inhibitor, among others.

Many of our competitors, either alone or in combination with their respective strategic partners, have significantly greater financial resources and expertise in research and development, manufacturing, the regulatory approval process, and marketing than we do. Mergers and acquisition activity in the pharmaceutical, biopharmaceutical and biotechnology sector is likely to result in greater resource concentration among a smaller number of our competitors. Smaller or early-stage companies may also prove to be significant competitors, particularly through sizeable collaborative arrangements with established companies. These competitors also compete with us in recruiting and retaining qualified scientific and management employees and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs.

Our commercial opportunity could be reduced or eliminated if one or more of our competitors develop and commercialize products that are safer, more effective, better tolerated, less expensive, or of greater convenience or economic benefit than our proposed product offering. Our competitors also may be in a position to obtain FDA or other regulatory approval for their products more rapidly, resulting in a stronger or dominant market position before we are able to enter the market. The key competitive factors affecting the success of all of our programs are likely to be product safety, efficacy, convenience and treatment cost.

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

As of December 31, 2023, our overall patent portfolio contains eight patent families that collectively contain issued patents, pending provisional and non-provisional U.S. patent applications, PCT international patent applications, and pending patent applications in foreign jurisdictions. The patents and patent applications have claims relating to our prior product candidate THB001, our new candidate THB335, pharmaceutical compositions, methods of use, as well as claims directed to other KIT inhibitor compounds.

THB001

As of December 31, 2023, we exclusively license from Novartis a first patent family to THB001 containing patents and patent applications directed to compositions of matter and methods of use. This first patent family contains one patent in the United States, and 69 patents, collectively, in Europe, Japan, Australia, Canada, China, Mexico and other foreign countries, as well as over four patent applications pending, collectively, in Thailand and other foreign countries. These U.S. and foreign patents, and any further foreign patents that may issue from these pending foreign patent applications, if granted and all appropriate maintenance fees paid, are expected to expire in 2032, not including any patent term adjustment, patent term extension, or SPC.

As of December 31, 2023, we exclusively license from Novartis one patent family and solely own another patent family, each directed to certain physical forms of THB001 and having patent applications to compositions of matter and methods of use. The patent family that we exclusively license to certain physical forms of THB001 contains 17 patent applications, collectively, in the United States, Europe, Japan, Australia, Canada, China, Mexico and other foreign countries. Any U.S. or foreign patents that issue from these exclusively licensed patent applications, if granted and all appropriate maintenance fees paid, are expected to expire in year 2040, not including any patent term adjustment, patent term extension, or SPC. Our solely owned patent family directed to certain physical forms of THB001 contains one pending U.S. patent application, one pending European patent application, and one pending Japanese patent application. Any U.S. or foreign patents that issue from these solely owned patent applications, if granted and all appropriate maintenance fees paid, are expected to expire in year 2041, not including any patent term adjustment, patent term extension, or SPC.

As of December 31, 2023, we exclusively license from Novartis one patent family and solely own another patent family, each directed to certain pharmaceutical compositions containing THB001 and having patent applications to compositions of matter and methods of use. The patent family that we exclusively license to certain pharmaceutical compositions containing THB001 contains one pending patent application in Taiwan, whereby any patent that issues based on this exclusively licensed patent application, if granted and all appropriate maintenance fees paid, is expected to expire in year 2041, not including patent term extension. Our solely owned patent family directed to pharmaceutical compositions containing THB001 contains one granted U.S. patent, and pending patent applications in Europe, Japan and Taiwan, whereby the U.S. patent and any foreign patents that issue based on these solely owned patent applications, if granted and all appropriate maintenance fees paid, are expected to expire in year 2041, not including any patent term adjustment, patent term extension, or SPC.

Additional KIT Inhibitor Compounds

As of December 31, 2023, we exclusively license one patent family from Novartis to additional KIT inhibitor compounds containing patents and patent applications directed to compositions of matter and methods of use. This patent family contains three patents in the United States, and 22 patents, collectively, in Europe, Japan, Canada China, Mexico and other foreign countries, as well as two patent applications pending in Brazil. These U.S. and foreign patents, and any further foreign patents that may issue from these pending foreign patent applications, if granted and all appropriate maintenance fees paid, are expected to expire in 2032, not including any patent term adjustment, patent term extension, or SPC. Additionally, as of December 31, 2023, we solely own one pending U.S. provisional application, two pending U.S. patent applications, two pending international applications, and one pending Taiwanese application directed to additional KIT inhibitor compounds. Any U.S. or foreign patents that issue from an application claiming priority to these applications, if granted and all appropriate maintenance fees paid, are expected to expire in the year 2043, not including any patent term adjustment, patent term extension, or SPC.

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

After completion of the required clinical testing, an NDA is prepared and submitted to the FDA. FDA approval of the NDA is required before marketing of the product may begin in the U.S. The NDA must include the results of all nonclinical, clinical and other testing and a compilation of data relating to the product’s pharmacology, chemistry, manufacture and controls. The cost of preparing and submitting an NDA is substantial. The submission of most NDAs is additionally subject to a substantial application user fee, and the applicant under an approved NDA is also subject to an annual program fee for each prescription product. These fees are typically increased annually.

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

As of January 1, 2021, the Medicines and Healthcare products Regulatory Agency, or MHRA, is the UK’s standalone medicines and medical devices regulator. As a result of the Northern Ireland protocol, different rules will apply in Northern Ireland than in England, Wales, and Scotland, together, Great Britain, or GB. Broadly, Northern Ireland will continue to follow the EU regulatory regime, but its national competent authority will remain the MHRA. The MHRA has published a guidance on how various aspects of the UK regulatory regime for medicines will operate in GB and in Northern Ireland following the expiry of the Brexit transition period on December 31, 2020. The guidance includes clinical trials, importing, exporting, and pharmacovigilance and is relevant to any business involved in the research, development, or commercialization of medicines in the UK. The new guidance was given effect via the Human Medicines Regulations (Amendment etc.) (EU Exit) Regulations 2019, or the Exit Regulations. The MHRA has introduced changes to national licensing procedures, including procedures to prioritize access to new medicines that will benefit patients, including a 150-day assessment and a rolling review procedure. All existing EU MAAs for centrally authorized products were automatically converted or grandfathered into UK MAs, effective in GB (only), free of charge on January 1, 2021, unless the MAA holder chooses to opt-out. In order to use the centralized procedure to obtain a MAA that will be valid throughout the EEA, companies must be established in the EEA. Therefore, after Brexit, companies established in the UK can no longer use the EU centralized procedure and instead an EEA entity must hold any centralized MAAs. In order to obtain a UK MAA to commercialize products in the UK, an applicant must be established in the UK and must follow one of the UK national authorization procedures or one of the remaining post-Brexit international cooperation procedures to obtain a MAA to commercialize products in the UK. The MHRA may rely on a decision taken by the European Commission on the approval of a new (centralized procedure) MAA when determining an application for a GB authorization or use the MHRA’s decentralized or mutual recognition procedures which enable MAAs approved in EU member states (or Iceland, Liechtenstein, Norway) to be granted in GB.

Other Healthcare Laws

In addition to FDA restrictions on marketing of pharmaceutical products, several other types of state and federal laws have been applied to restrict certain general business and marketing practices in the pharmaceutical industry. These laws include anti-kickback, false claims, price transparency and reporting, health information privacy laws, and other healthcare laws and regulations.

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

Analogous state and foreign anti-kickback and false claims laws that may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers, or that apply regardless of payor. In addition, several states now require prescription drug companies to report certain expenses relating to the marketing and promotion of drug products and to report gifts and payments to individual healthcare practitioners in these states. Other states prohibit various marketing-related activities, such as the provision of certain kinds of gifts or meals. Further, certain states require the posting of information relating to clinical trials and their outcomes. Some states require the reporting of certain drug pricing information, including information pertaining to and justifying price increases and prices of newly launched drugs. In addition, certain states require pharmaceutical companies to implement compliance programs and/or marketing codes. Several additional states are considering similar proposals. Certain states and local jurisdictions also require the registration of pharmaceutical sales representatives. Additionally, we may also be subject to state and foreign laws governing the privacy and security of health information in some circumstances, such as the California Consumer Privacy Act of 2018, or CCPA, or Europe’s General Data Protection Regulation, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

Healthcare Reform

Healthcare reforms that have been adopted, and that may be adopted in the future, could result in further reductions in coverage and levels of reimbursement for pharmaceutical products, increases in rebates payable under U.S. government rebate programs and additional downward pressure on pharmaceutical product prices. Healthcare reform initiatives recently culminated in the enactment of the Inflation Reduction Act, or IRA, in August 2022, which will eliminate, beginning in 2025, the coverage gap under Medicare Part D by significantly lowering the enrollee maximum out-of-pocket cost and requiring manufacturers to subsidize, through a newly established manufacturer discount program, 10% of Part D enrollees’ prescription costs for brand drugs below the out-of-pocket maximum, and 20% once the out-of-pocket maximum has been reached. The IRA also allows HHS to directly negotiate the selling price of a statutorily specified number of drugs and biologics each year that CMS reimburses under Medicare Part B and Part D. Only high-expenditure single-source drugs that have been approved for at least 7 years (11 years for single-source biologics) are eligible to be selected for negotiation by CMS, with the negotiated price taking effect two years after the selection year. Negotiations for Medicare Part D products begin in 2024 with the negotiated price taking effect in 2026, and negotiations for Medicare Part B products begin in 2026 with the negotiated price taking effect in 2028. In August 2023, HHS announced the ten Medicare Part D drugs and biologics that it selected for negotiations. HHS will announce the negotiated maximum fair prices by September 1, 2024. This price cap, which cannot exceed a statutory ceiling price, will come into effect on January 1, 2026, and will represent a significant discount from average prices to wholesalers and direct purchasers. The IRA also imposes rebates on Medicare Part D and Part B drugs whose prices have increased at a rate greater than the rate of inflation. The IRA also extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA permits the Secretary of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. Manufacturers that fail to comply with the IRA may be subject to various penalties, including significant civil monetary penalties. These provisions may be subject to legal challenges. For example, the provisions related to the negotiation of selling prices of high-expenditure single-source drugs and biologics have been challenged in multiple lawsuits brought by pharmaceutical manufacturers. The outcome of these lawsuits is uncertain, and some IRA drug discount provisions have not been challenged in litigation. Thus, while it is unclear how the IRA will be implemented, it will likely have a significant impact on the pharmaceutical industry and the pricing of our products and product candidates.

Coverage and Reimbursement

Patients in the U.S. and elsewhere generally rely on third-party payors to reimburse all or part of the costs associated with their prescription drugs. Accordingly, market acceptance of any oral future KIT inhibitor product candidates, if approved, will depend, in part, on the extent to which third-party coverage and reimbursement is available from third-party payors, including federal and state government health programs (including Medicare and Medicaid), private healthcare insurers and other healthcare funding organizations. The process for determining whether a third-party payor will provide coverage for a product may be separate from the process for setting the price of a product or for establishing the reimbursement rate that such a payor will pay for the product. Third-party payors may limit coverage to specific products on an approved list, also known as a formulary, which might not include all of the FDA-approved products for a particular indication. Third-party payors are increasingly challenging the price, examining the medical necessity and reviewing the cost-effectiveness of medical products, therapies and services, in addition to questioning their safety and efficacy. Expensive pharmaco-economic studies may need to be conducted in order to demonstrate to payors the medical necessity and cost-effectiveness of product candidates, in addition to the costs required to obtain the FDA approvals. Product candidates may not be considered medically necessary or cost-effective. Coverage and reimbursement policies for products can differ significantly from payor to payor, as there is no uniform policy of coverage and reimbursement for products among commercial third-party payors in the United States. Further, one payor’s determination to provide coverage for a product does not assure that other payors will also provide coverage for the product. Adequate third-party reimbursement may not be available to enable the maintenance of price levels sufficient to realize an appropriate return on investment in product development. There also may be significant delays in obtaining coverage and reimbursement, as the process of determining coverage and reimbursement is often time consuming and can require health care providers to provide clinical support for the use of our products to each payor separately, with no assurance that coverage or adequate reimbursement will be obtained. In addition, the increased emphasis by such third-party payors and government authorities in the United States on managed care and cost containment measures will continue to place pressure on pharmaceutical pricing and coverage. Coverage policies and third-party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for any oral future KIT inhibitor product candidates, if approved, less favorable coverage policies and reimbursement rates may be implemented in the future.

Employees and Human Capital Resources

As of December 31, 2023, we had 30 employees, all of whom were full-time and 18 of whom were engaged in research and development activities. Eleven of our employees hold Ph.D. or M.D. degrees. None of our employees are represented by a labor union or covered under a collective bargaining agreement. We consider our relationship with our employees to be good.

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and new employees, advisors and consultants. The principal purposes of our equity and cash incentive plans are to attract, retain and reward employees through the granting of stock-based and cash-based compensation awards, in order to increase stockholder value and the success of our company by motivating such individuals to perform to the best of their abilities and achieve our objectives.

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

Since our inception, we have focused substantially all of our efforts and financial resources on the development of product candidates, including our first-generation product candidate, THB001, which we discontinued in 2022 following observation of asymptomatic liver transaminitis in two patients enrolled in the first dose cohort. In July 2023, we announced the nomination of our next product candidate, THB335. We have not yet demonstrated an ability to successfully complete any late-stage trials, obtain marketing approvals, manufacture a commercial-scale product or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. As a result, it may be more difficult for you to accurately evaluate the performance of our business to date or to predict our viability than it would be if we had a longer operating history.

We have incurred significant net losses in each reporting period since our inception, have not generated any revenue to date and have financed our operations principally through private placements of preferred stock prior to the completion of our IPO, as well as the net proceeds from our IPO. Our net losses were $35.2 million and $30.8 million for the years ended December 31, 2022 and 2023, respectively. As of December 31, 2023, we had an accumulated deficit of $114.2 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of any future product candidates. The net losses we incur may fluctuate significantly from quarter-to-quarter and year-to-year, such that a period-to-period comparison of our results of operations may not be a good indication of our future performance.

We anticipate that our expenses will increase substantially if, and as, we:

•
advance THB335 and any future product candidates through nonclinical studies and clinical development;
•
discover and develop new KIT inhibitor product candidates;
•
obtain, expand, maintain, defend and enforce our intellectual property portfolio;
•
manufacture, or have manufactured, nonclinical, clinical and potentially commercial supplies of any oral future KIT inhibitor product candidates;
•
seek regulatory approvals for THB335 or any oral future KIT inhibitor product candidates;
•
establish a sales, marketing and distribution infrastructure to commercialize THB335 or any oral future KIT inhibitor product candidates, if approved;
•
identify additional compounds or product candidates and acquire rights from third parties to those compounds or product candidates through licenses;

•
hire additional clinical, scientific and management employees, as well as administrative staff to support the growth of our business;
•
add operational, financial and management information systems and employees;
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

Our ability to become and remain profitable depends on our ability to generate revenue. We do not expect to generate significant revenue, if any, unless and until we, either alone or with a collaborator, are able to obtain regulatory approval for, and successfully commercialize THB335 or any oral future KIT inhibitor product candidates that we may develop. Successful commercialization will require achievement of many key milestones, including demonstrating safety and efficacy in clinical trials, obtaining regulatory, including marketing, approval for these product candidates, manufacturing, marketing, selling and distributing those products for which we, or any future collaborators, may obtain regulatory approval, satisfying any post-marketing requirements and obtaining reimbursement for THB335 or any future product candidates from private insurance or government payors. Because of the uncertainties and risks associated with these activities, we are unable to accurately and precisely predict the timing and amount of revenue, if any, the extent of any further losses or if or when we might achieve profitability. We and any future collaborators may never succeed in these activities and, even if we do, or any future collaborators do, we may never generate revenue in an amount sufficient for us to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Additionally, our expenses could increase if we are required by the FDA, the EMA, or any comparable foreign regulatory authority to perform clinical trials in addition to those currently expected, or if there are any delays in completing our clinical trials or the development of THB335 or any oral future KIT inhibitor product candidates.

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

Identifying and developing potential product candidates and conducting nonclinical and clinical studies is a time consuming, capital-intensive and uncertain process that takes years to complete. If THB335 or any oral future KIT inhibitor product candidates enter and advance through nonclinical studies and clinical trials, as applicable, we will need substantial additional funds to expand or create our development, regulatory, manufacturing, marketing, sales and distribution capabilities. We have used substantial amounts of cash since inception to develop our prior product candidate, THB001, and will require significant funds to conduct further research and development and nonclinical testing and clinical trials of THB335 or any oral future KIT inhibitor product candidates, to seek regulatory approvals for THB335 or any oral future KIT inhibitor product candidates and to manufacture and market products, if any, which are approved for commercial sale. In addition, we expect to incur additional costs associated with operating as a public company. See "We will incur increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives and corporate governance practices." Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations.

Nonclinical studies and clinical trials for THB335 or any oral future KIT inhibitor product candidates, will require substantial funds to complete. As of December 31, 2023 we had $269.1 million in cash and cash equivalents. Based on our current operating plan, we believe that our existing cash and cash equivalents, will be sufficient to fund our operating expenses and capital expenditure requirements through at least 2026. However, our future capital requirements and the period for which we expect our existing resources to support our operations, fund continued growth of our operations, research and development of product candidates, or otherwise respond to competitive pressures, may vary significantly from what we expect and we may need to seek additional funds sooner than planned. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. Our monthly spending levels vary based on new and ongoing research and development and other corporate activities. Because the length of time and activities associated with successful research and development of THB335 or any future product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any marketing and commercialization activities for approved products. Our future funding requirements for THB335 or any future product candidates and our ongoing operations, both near and long-term, will depend on many factors, including, but not limited to:

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
•
the cost of commercialization activities if THB335 or any oral future KIT inhibitor product candidates are approved for sale, including marketing, sales and distribution costs;
•
the availability of capital in the technology and life sciences industries following the closure of Silicon Valley Bank, or SVB, and liquidity concerns at other financial institutions;
•
our efforts to enhance operational systems and hire additional employees, including employees to support development of product candidates;
•
the continued effects of supply chain disruptions and other ongoing impacts of the COVID-19 pandemic on our business; and
•
our need to implement additional internal systems and infrastructure, including financial and reporting systems to satisfy our obligations as a public company.

If we are unable to obtain funding on a timely basis or on acceptable terms, we may have to delay, reduce or terminate our research and development programs and nonclinical studies or clinical trials, limit strategic opportunities or undergo reductions in our workforce or other corporate restructuring activities. We do not expect to realize revenue from sales of commercial products or royalties from licensed products in the foreseeable future, if at all, and, in no event, before THB335 or any oral future KIT inhibitor product candidates are clinically tested, approved for commercialization and successfully marketed, if ever.

We will be required to seek additional funding in the future and currently intend to do so through public or private equity offerings or debt financings, credit or loan facilities, additional licensing agreements and/or collaborations, or a combination of one or more of these funding sources. If we raise additional funds by issuing equity securities, our stockholders will suffer dilution and the terms of any financing may adversely affect the rights of our stockholders. In addition, as a condition to providing additional funds to us, future investors may demand, and may be granted, rights superior to those of existing stockholders. Our future debt financings, if available, are likely to involve restrictive covenants limiting our flexibility in conducting future business activities, and, in the event of insolvency, debt holders would be repaid before holders of our equity securities receive any distribution of our corporate assets. If we raise additional funds through licensing or collaboration arrangements with third parties, we may have to relinquish valuable rights to THB001, THB335 or any oral future KIT inhibitor product candidates, or grant licenses on terms that are not favorable to us. We also could be required to seek collaborators for product candidates at an earlier stage than otherwise would be desirable or relinquish our rights to product candidates or technologies that we otherwise would seek to develop or commercialize ourselves. Failure to obtain capital when needed on acceptable terms, or at all, may force us to delay, limit or terminate our product development and commercialization of THB335 or any future product candidates, which could have a material and adverse effect on our business, financial condition, results of operations and prospects.

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

We hold the vast majority of our financial assets in our name at various third-party financial institutions in order to diversify our portfolio. Although we have not experienced any adverse impact to our liquidity or to our current and projected business operations, financial condition or results of operations, uncertainty remains over liquidity concerns in the broader financial services industry, and our business, our business partners, or industry as a whole may be adversely impacted in ways that we cannot predict at this time. Inflation and rapid increases in interest rates have led to a decline in the trading value of previously issued government securities with interest rates below current market interest rates. There is no guarantee that the U.S. Department of Treasury, FDIC and Federal Reserve Board will provide access to uninsured funds in the future in the event of the closure of other banks or financial institutions, or that they would do so in a timely fashion.

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

Effective internal control over financial reporting is necessary for us to provide reliable financial reports in a timely manner. During the preparation of our consolidated financial statements for the year ended December 31, 2021, we identified a material weakness in our internal control over financial reporting. The material weakness has not yet been fully remediated and the same weakness remained at the time of the preparation of our financial statements for the years ended December 31, 2022 and 2023. A material weakness is a significant deficiency, or a combination of significant deficiencies, in internal control over financial reporting such that it is reasonably possible that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness that we identified related to the lack of segregation of duties, certain system limitations in our accounting software and the overall control environment as we had insufficient internal resources with appropriate accounting and finance knowledge and expertise to design, implement, document and operate effective internal controls around our financial reporting process.

During the year ended December 31, 2023, we implemented, and we are continuing to implement measures designed to improve our internal control over financial reporting to remediate this material weakness, including formalizing our processes and internal control documentation and strengthening supervisory reviews by our financial management; hiring additional qualified accounting and finance employees and engaging consultants to support the implementation of internal control over financial reporting and segregating duties amongst accounting and finance employees. In addition, we have implemented an accounting software system designed with functionality to segregate incompatible accounting duties.

We cannot be certain that the measures we have taken to date, and actions we may take in the future, will be sufficient to remediate our material weakness, or prevent restatements of our financial statements in the future. If we are unable to successfully remediate our material weakness, or identify any future material weaknesses, the accuracy and timing of our financial reporting may be adversely affected, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports, and the market price of our common stock may decline as a result.

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

Our future performance is substantially dependent on our ability to initiate, enroll and timely complete successful clinical trials of THB335, identify and develop oral future KIT inhibitor product candidates, obtain regulatory approval for, and then successfully commercialize THB335 and any oral future KIT inhibitor product candidates. We are early in our development efforts and we announced in December 2022 the discontinuation of our Phase 1b trial of our prior product candidate, THB001, in chronic inducible urticaria. We announced the nomination of our next product candidate, THB335, in July 2023, and recently submitted a U.S. IND with plans to initiate clinical trials in the second quarter of 2024. We currently have no products that are approved for sale in any jurisdiction. There can be no assurance that THB335 or any oral future KIT inhibitor product candidates that we develop will achieve success in their clinical trials or obtain regulatory approval.

We plan to seek regulatory approval to commercialize THB335 and oral future KIT inhibitor product candidates in the United States, the European Union and in selected foreign countries, including the United Kingdom and Japan. In order to obtain separate regulatory approvals in other countries, we must comply with numerous and varying regulatory requirements of such countries regarding safety and efficacy. Other countries also have their own regulations governing, among other things, clinical trials and commercial sales, as well as pricing and distribution of THB335 or any oral future KIT inhibitor product candidates, and we will be required to expend significant resources to obtain regulatory approval, which may not be successful, and to comply with ongoing regulations in these jurisdictions.

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
•
receiving required regulatory authorizations for the development and obtaining approvals for the commercialization of THB335 and any oral future KIT inhibitor product candidates;
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
•
achieving desirable therapeutic properties for THB335 and any oral future KIT inhibitor product candidates’ intended indications;
•
launching commercial sales of any oral future KIT inhibitor product candidates, if approved, whether alone or in collaboration with third parties;
•
acceptance of THB335 and any oral future KIT inhibitor product candidates, if approved, by patients, the medical community and third-party payors;
•
addressing any delays in our clinical trials resulting from factors related to the ongoing impacts of the COVID-19 pandemic or other major natural disaster or significant political event;
•
effectively competing with other therapies; and
•
maintaining an acceptable safety profile of THB335 and any oral future KIT inhibitor product candidates through clinical trials and following regulatory approval.

Many of these factors are beyond our control, and it is possible that none of our prior product candidates, THB335 or any oral future KIT inhibitor product candidates will ever obtain regulatory approval, even if we expend substantial time and resources seeking such approval. If we do not achieve one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize any product candidates, which would materially harm our business.

If we do not achieve our projected development goals in the time frames we announce and expect, the commercialization of THB335 or any future product candidates may be delayed and, as a result, our stock price may decline and you may lose all or part of your investment.

From time to time, we estimate the timing of the anticipated accomplishment of various scientific, clinical, regulatory and other product development goals, which we sometimes refer to as milestones. These milestones may include the commencement or completion of scientific studies and clinical trials and the submission of regulatory filings. From time to time, we may publicly announce the expected timing of some of these milestones. All of these milestones are and will be based on numerous assumptions. The actual timing of these milestones can vary dramatically compared to our estimates, in some cases for reasons beyond our control. If we do not meet these milestones as publicly announced, or at all, the commercialization of THB335 or any oral future KIT inhibitor product candidates may be delayed or never achieved and, as a result, our stock price may decline. A decline in our stock price and in the value of our Company could cause you to lose all or part of your investment.

Drug development is a lengthy and expensive process, and the outcome of clinical testing is inherently uncertain, and results of earlier studies and trials may not be predictive of future trial results. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of THB335 or any future product candidates.

We currently do not have any product candidates in clinical development. In December 2022, we announced the discontinuation of our Phase 1b clinical trial of our prior product candidate, THB001, in chronic inducible urticaria following observation of asymptomatic liver transaminitis in two patients enrolled in the first dose cohort. In July 2023, we announced the nomination of our next product candidate, THB335. It is impossible to predict when or if THB335 or any oral future KIT inhibitor product candidate will prove effective and safe in humans or will receive regulatory approval. To obtain the requisite regulatory approvals to commercialize any product candidate, we must demonstrate through extensive nonclinical studies and lengthy, complex and expensive clinical trials that our product candidate is safe and effective in humans. Clinical testing can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. The results of nonclinical studies and early clinical trials of THB335 or any oral future KIT inhibitor product candidates may not be predictive of the results of later-stage clinical trials. We may be unable to establish clinical endpoints that applicable regulatory authorities would consider clinically meaningful, and a clinical trial can fail at any stage of testing. Differences in trial design between early-stage clinical trials and later-stage clinical trials make it difficult to extrapolate the results of earlier clinical trials to later clinical trials. Moreover, clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in clinical trials have nonetheless failed to obtain marketing approval of their products. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials for product candidates due to lack of efficacy or to unfavorable safety profiles, notwithstanding promising results in earlier trials. There is typically a high rate of failure of product candidates proceeding through clinical trials. Most product candidates that commence clinical trials are never approved as products and there can be no assurance that any of our future clinical trials will ultimately be successful or support clinical development of THB335 or any oral future KIT inhibitor product candidates.

We or any future collaborators may experience delays in initiating or completing clinical trials. We or any future collaborators also may experience numerous unforeseen events during, or as a result of, any future clinical trials that we could conduct that could delay or prevent our ability to receive marketing approval or commercialize THB335 or any oral future KIT inhibitor product candidates, including:

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
•
the cost of clinical trials of THB335 or any oral future KIT inhibitor product candidates may be greater than we anticipate;
•
the quality of THB335 or any oral future KIT inhibitor product candidates or other materials necessary to conduct clinical trials of any future product candidates may be inadequate to initiate or complete a given clinical trial;

•
our inability to manufacture sufficient quantities of THB335 or any oral future KIT inhibitor product candidates for use in clinical trials;
•
our inability to meet drug specifications suitable for use in clinical trials and commercial applications;
•
reports from clinical testing of other therapies may raise safety or efficacy concerns about THB335 or any oral future KIT inhibitor product candidates;
•
our failure to establish an appropriate safety profile for a product candidate based on clinical or nonclinical data for such product candidate as well as data emerging from other molecules in the same class as THB335 or any oral future KIT inhibitor product candidate; and
•
the FDA, EMA or other regulatory authorities may require us to submit additional data such as long-term toxicology studies or impose other requirements before permitting us to initiate a clinical trial.

Patient enrollment, a significant factor in the timing of clinical trials, is affected by many factors including the size and nature of the patient population, the number and location of clinical sites we enroll, the proximity of patients to clinical sites, the eligibility and exclusion criteria for the trial, the design of the clinical trial, the inability to obtain and maintain patient consents, the risk that enrolled participants will drop out before completion, competing clinical trials and clinicians’ and patients’ perceptions as to the potential advantages of the product candidate being studied in relation to other available therapies, including any new drugs or therapeutic biologics that may be approved for the indications being investigated by us. Furthermore, we may in the future rely on collaborators, CROs and clinical trial sites to ensure the proper and timely conduct of our future clinical trials, including the patient enrollment process, and we have limited influence over their performance. Additionally, we could encounter delays if treating physicians encounter unresolved ethical issues associated with enrolling patients in future clinical trials of THB335 or any oral future KIT inhibitor product candidates in lieu of prescribing existing treatments that have established safety and efficacy profiles.

We could also encounter delays if a clinical trial is suspended or terminated by us, the IRBs of the institutions in which such trials are being conducted, or the FDA, EMA or other regulatory authorities, or if a clinical trial is recommended for suspension or termination by the Data Safety Monitoring Board, or the DSMB, for such trial. A suspension or termination may be imposed due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA, EMA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a product or treatment, failure to establish or achieve clinically meaningful trial endpoints, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. Clinical studies may also be delayed or terminated as a result of ambiguous or negative interim results. Many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of THB335 or any oral future KIT inhibitor product candidates. Further, the FDA, EMA or other regulatory authorities may disagree with our clinical trial design and our interpretation of data from clinical trials, or may change the requirements for approval even after they have reviewed and commented on the design for our clinical trials.

Our product development costs will increase if we experience delays in clinical testing or marketing approvals. We do not know whether any of our clinical trials will begin as planned, will need to be restructured or will be completed on schedule, or at all. Significant clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize THB335 or any oral future KIT inhibitor product candidates and may allow our competitors to bring products to market before we do, potentially impairing our ability to successfully commercialize THB335 or any oral future KIT inhibitor product candidates and harming our business and results of operations. Any delays in our clinical development programs may harm our business, financial condition, results of operations and prospects significantly.

Results of nonclinical studies and early clinical trials may not be predictive of results of future clinical trials.

The outcome of nonclinical studies and early clinical trials may not be predictive of the success of later clinical trials, and interim results of clinical trials. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials after achieving positive results in earlier development, and we have faced and could in the future face similar setbacks. The design of a clinical trial can determine whether its results will support approval of a product and flaws in the design of a clinical trial may not become apparent until the clinical trial is well advanced. We have limited experience in designing clinical trials and may be unable to design and execute a clinical trial to support marketing approval for THB335 or any oral future KIT inhibitor product candidates. In addition, nonclinical and clinical data are often susceptible to varying interpretations and analyses. Many companies that believed their product candidates performed satisfactorily in nonclinical studies and clinical trials have nonetheless failed to obtain marketing approval for the product candidates. Even if we believe that the results of clinical trials for THB335 or any oral future KIT inhibitor product candidates warrant marketing approval, the FDA, EMA or comparable foreign regulatory authorities may disagree and may not grant marketing approval of THB335 or any oral future KIT inhibitor product candidates.

In some instances, there can be significant variability in safety or efficacy results between different clinical trials of the same product candidate due to numerous factors, including changes in trial procedures set forth in protocols, differences in the size and type of the patient populations, changes in and adherence to the dosing regimen and other clinical trial protocols and the rate of dropout among clinical trial patients. If we fail to receive positive results in clinical trials of THB335 or any oral future KIT inhibitor product candidates, the development timeline and regulatory approval and commercialization prospects for such product candidates, and, correspondingly, our business and financial prospects would be negatively impacted.

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

If significant adverse events or other side effects are observed in any of our clinical trials for THB335 or any oral future KIT inhibitor product candidates, we may have difficulty recruiting patients to our clinical trials, patients may drop out of our trials, or we may be required to abandon the trials or our development efforts of one or more product candidates altogether. For example, in December 2022, we announced the discontinuation of our Phase 1b clinical trial of our prior product candidate, THB001, in chronic inducible urticaria following observation of asymptomatic liver transaminitis in two patients enrolled in the first dose cohort, which was not predicted by our completed nonclinical toxicology studies of THB001 nor observed in our Phase 1a clinical trial. We conducted mechanistic studies to further understand the likely cause of hepatotoxicity observed with THB001. While the results of those mechanistic studies informed the design of structural modifications to our current lead product candidate, THB335, and are intended to mitigate the hepatotoxicity risk observed with THB001, clinical trials of THB335 or any future product candidates could produce similar adverse events as we encountered in the clinical trials for THB001, or new adverse events which we did not observe with THB001. KIT inhibition is known to produce certain on-target side effects, including inhibition of spermatogenesis, effects on hematopoietic progenitor cells resulting in reductions in neutrophils, reticulocytes, red blood cells and white blood cells, changes in taste and reduced hair pigmentation. In our Phase 1a trial in healthy volunteers, one moderate AE determined to be likely related to THB001 was low neutrophil levels, which resolved after discontinuation in the trial. While we believe that such on-target side effects will be reversible following discontinuation of treatment with an oral KIT inhibitor with sufficient recovery periods, we will need to monitor the severity and duration of side effects in our clinical trials. If such effects are more severe, less reversible than we expect or not reversible at all, we may decide or be required to perform additional nonclinical studies or to halt or delay further clinical development of THB335 or our oral future KIT inhibitor product candidates, which could result in the delay or denial of regulatory approval by the FDA or other regulatory authorities. We also expect that, similar to other approved oral KIT inhibitor drugs, THB335 or our oral future KIT inhibitor product candidates may have adverse effects on the fetus and if approved, may require the concomitant use of appropriate birth control measures. AEs and serious adverse events, or SAEs, that emerge during clinical investigation of THB335 or any of our oral future KIT inhibitor product candidates, or other compounds acting through similar biological pathways, may be deemed to be related to THB335 or our oral future KIT inhibitor product candidates. This may require longer and more extensive Phase 3 clinical development, or regulatory authorities may increase the amount of data and information required to approve, market, or maintain THB335 or any of our oral future KIT inhibitor product candidates and could result in warnings and precautions in our product labeling or a restrictive risk evaluation and mitigation strategy, or REMS. This may also result in an inability to obtain approval of THB335 or any of our oral future KIT inhibitor product candidates. We, the FDA, EMA or other applicable regulatory authorities, or an IRB may suspend clinical trials of a product candidate at any time for various reasons, including a belief that patients in such trials are being exposed to unacceptable health risks or adverse side effects. Some potential therapeutics developed in the biotechnology industry that initially showed therapeutic promise in early-stage trials have later been found to cause side effects that prevented their further development. Even if the side effects do not preclude the product candidate from obtaining or maintaining marketing approval, undesirable side effects, including the potential effects on fertility, may inhibit market acceptance of the approved product due to its tolerability versus other therapies. Any of these developments could materially harm our business, financial condition, results of operations and prospects.

Clinical trials of THB335 or any oral future KIT inhibitor product candidates may not uncover all possible AEs that patients may experience.

Clinical trials are conducted in representative samples of healthy volunteers and the potential patient population, which may have significant variability. By design, clinical trials are based on a limited number of patients and are of limited duration of exposure to the product, to determine whether the product candidate demonstrates the substantial evidence of efficacy and safety necessary to obtain regulatory approval. As with the results of any statistical sampling, we cannot be sure that all side effects of THB335 or any oral future KIT inhibitor product candidates may be uncovered. It may be the case that only with a significantly larger number of patients exposed to the product candidate for a longer duration may a more complete safety profile be identified. Further, even larger clinical trials may not identify rare SAEs, and the duration of such studies may not be sufficient to identify when those events may occur. Other products have been approved by the regulatory authorities for which safety concerns have been uncovered following approval. Such safety concerns have led to labeling changes, restrictions on distribution through use of a REMS, or withdrawal of products from the market, and THB335 or any oral future KIT inhibitor product candidates may be subject to similar risks.

If safety problems occur or are identified after THB335 or any oral future KIT inhibitor product candidates, if any, reach the market, we may make the decision or be required by regulatory authorities to amend the labeling of our products, recall our products, or even withdraw approval for such products.

If we experience delays or difficulties in enrolling patients in our ongoing or planned clinical trials, our receipt of necessary regulatory approval could be delayed or prevented.

Patient enrollment, a significant factor in the timing of clinical trials, is affected by many factors including the size and nature of the patient population, the number and location of clinical sites we enroll, the proximity of patients to clinical sites, the eligibility and exclusion criteria for the trial, the design of the clinical trial, the inability to obtain and maintain patient consents, the risk that enrolled participants will drop out before completion, competing clinical trials, and clinicians’ and patients’ perceptions as to the potential advantages of the product candidate being studied in relation to other available therapies, including any new drugs or therapeutic biologics that may be approved for the indications being investigated by us. The ongoing effects of the COVID-19 pandemic on the healthcare system may also delay clinical trials if there are inadequate clinical resources for sites to safely conduct clinical research. Furthermore, we expect to rely on our collaborators, CROs, and clinical trial sites to ensure the proper and timely conduct of our future clinical trials, including the patient enrollment process, and we have limited influence over their performance. Additionally, we could encounter delays if treating physicians encounter unresolved ethical issues associated with enrolling patients in future clinical trials of THB335 or any oral future KIT inhibitor product candidates in lieu of prescribing existing treatments that have established safety and efficacy profiles.

If we are unable to enroll a sufficient number of patients for our clinical trials, it would result in significant delays or might require us to abandon one or more clinical trials altogether. Enrollment delays in our clinical trials may result in increased development costs for THB335 or any oral future KIT inhibitor product candidates, slow down or halt our product candidate development and approval process and jeopardize our ability to seek and obtain the marketing approval required to commence product sales and to generate revenue, which would cause the value of our Company to decline and limit our ability to obtain additional financing if needed.

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

The development and commercialization of drugs is highly competitive. THB335 or any future product candidate, if approved, will face significant competition and our failure to effectively compete may prevent us from achieving significant market penetration. Most of our competitors have significantly greater resources than we do and we may not be able to successfully compete. We face substantial competition from multiple sources, including large and specialty pharmaceutical and biotechnology companies, academic research institutions and governmental agencies and public and private research institutions. Our competitors compete with us on the level of the technologies employed, or on the level of development of product candidates. In addition, many small biotechnology companies have formed collaborations with large, established companies to (i) obtain support for their research, development and commercialization of products or (ii) combine several treatment approaches to develop longer lasting or more efficacious treatments that may potentially directly compete with THB335 or any of our oral future KIT inhibitor product candidates. We anticipate that we will continue to face increasing competition as new therapies and combinations thereof, technologies, and data emerge within the field of immunology and, furthermore, within the treatment of allergies and inflammatory conditions.

Our likelihood of success will depend partially on our ability to develop and commercialize therapeutics that are safer and more effective than competing products. Our commercial opportunity and likelihood of success will be reduced or eliminated if competing products are safer, more effective, or less expensive than the therapeutics we are trying, or may try, to develop.

Our competitors have developed, are developing or will develop product candidates and processes competitive with THB335 or any oral future KIT inhibitor product candidates, and processes. Therapeutic treatments include those that have already been approved and accepted by the medical community and any new treatments, including those based on novel technology platforms that enter the market. In addition to the current standard of care treatments for patients with allergies and inflammatory diseases, numerous commercial and academic nonclinical studies and clinical trials are being undertaken by a large number of parties to assess novel technologies and product candidates. There are numerous other competitive approaches, including inhibitors of activators of mast cells such as IgE antibodies like omalizumab, inhibitors of mediators such as antihistamines and anti-IL-4 /IL-13 therapies, other small molecule approaches such as BTK inhibitors, and other small molecule and biologic KIT inhibitors such as Celldex’s barzolvolimab or monoclonal antibody KIT inhibitor, among others.

Many of these competitors have significantly greater financial, technical, manufacturing, marketing, sales and supply resources or experience than we have. If we obtain regulatory approval for any product candidate, we will face competition based on many different factors, including the safety and effectiveness of THB335 or any oral future KIT inhibitor product candidates, the ease with which THB335 or any oral future KIT inhibitor product candidates can be administered and the extent to which patients accept relatively new routes of administration, the timing and scope of regulatory approvals for these products, the availability and cost of manufacturing, marketing and sales capabilities, price, reimbursement coverage and patent position. Competing products could present superior treatment alternatives, including by being more effective, safer, less expensive or marketed and sold more effectively than any products we may develop. Competitive products may make any products we develop obsolete or noncompetitive before we recover the expense of developing and commercializing THB335 or any oral future KIT inhibitor product candidates. Such competitors could also recruit our employees, which could negatively impact our level of expertise and our ability to execute our business plan.

THB335 and any oral future KIT inhibitor product candidates may not achieve adequate market acceptance among physicians, patients, healthcare third-party payors and others in the medical community necessary for commercial success, if approved, and we may not generate any future revenue from the sale or licensing of product candidates.

Even if regulatory approval is obtained for a product candidate, we may not generate or sustain revenue from sales of the product due to factors such as whether the product can be sold at a competitive cost and whether it will otherwise be accepted in the market. Market participants with significant influence over acceptance of new treatments, such as physicians and third-party payors, may not adopt THB335 or any oral future KIT inhibitor product candidates, and we may not be able to convince the medical community and third-party payors to accept and use, or to provide favorable reimbursement for, any product candidates developed by us or future collaborators. Market acceptance of THB335 or any future product candidates, if approved, will depend on, among other factors:

•
the timing of our receipt of any marketing and commercialization approvals;
•
the terms of any approvals and the countries in which approvals are obtained;

•
the safety and efficacy of THB335 or any oral future KIT inhibitor product candidates as demonstrated in clinical trials;
•
the prevalence and severity of any adverse side effects associated with THB335 or any oral future KIT inhibitor product candidates;
•
limitations or warnings contained in any labeling approved by the FDA, EMA or other regulatory authority;
•
relative convenience and ease of administration of THB335 or any oral future KIT inhibitor product candidates;
•
the willingness of patients to accept any new methods of administration;
•
unfavorable publicity relating to our current product candidates or any oral future KIT inhibitor product candidates;
•
the success of our physician education programs;
•
the effectiveness of sales and marketing efforts;
•
the availability of coverage and adequate reimbursement from government and third-party payors;
•
the pricing of THB335 or any oral future KIT inhibitor product candidates, particularly as compared to alternative treatments; and
•
the availability of alternative effective treatments for the disease indications of THB335 or any oral future KIT inhibitor product candidates are intended to treat and the relative risks, benefits and costs of those treatments.

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

The market opportunities for THB335 or any of our oral future KIT inhibitor product candidates, if approved, may be limited to certain smaller patient subsets and may be smaller than we estimate them to be.

Our projections of both the number of people who have chronic urticaria as well as other mast cell-mediated allergic and inflammatory diseases we are targeting, and who have the potential to benefit from treatment with THB335 or any of our oral future KIT inhibitor product candidates, are based on our beliefs and estimates. These estimates have been derived from a variety of sources, including scientific literature, surveys of clinics, patient foundations or market research, and may prove to be incorrect. Further, new studies may change the estimated incidence or prevalence of the indications that we are targeting. The potentially addressable patient population for THB335 or any of our oral future KIT inhibitor product candidates may be more limited that we currently estimate or may not be amenable to treatment with such product candidates. For example, women are nearly twice as likely as men to experience urticaria, and the expected requirement of concomitant use of appropriate birth control measures may result in a lower addressable patient population than we expect. Consequently, even if THB335 or any of our oral future KIT inhibitor product candidates are approved, the number of patients that may be eligible for treatment, or willing to be treated, with THB335 or any oral future KIT inhibitor product candidates may turn out to be much lower than expected. Even if we obtain significant market share for THB335 or any oral future KIT inhibitor product candidates, if approved, if the potential target populations are small, we may never achieve profitability without obtaining regulatory approval for additional indications.

If in the future we are unable to establish U.S. or global sales and marketing capabilities or enter into agreements with third parties to sell and market THB335 or any oral future KIT inhibitor product candidates, we may not be successful in commercializing our product candidates if they are approved and we may not be able to generate any revenue.

We currently do not have a marketing or sales team for the marketing, sales and distribution of THB335 or any oral future KIT inhibitor product candidates, if any of them ever obtain regulatory approval. To commercialize any product candidates after approval, we must build on a territory-by-territory basis marketing, sales, distribution, managerial and other non-technical capabilities or arrange with third parties to perform these services, and we may not be successful in doing so. If THB335 or any oral future KIT inhibitor product candidates receive regulatory approval, we may decide to establish an internal sales or marketing team with technical expertise and supporting distribution capabilities to commercialize THB335 or any oral future KIT inhibitor product candidates, which will be expensive and time consuming and will require significant attention of our executive officers to manage. For example, some state and local jurisdictions have licensing and continuing education requirements for pharmaceutical sales representatives, which requires time and financial resources. Any failure or delay in the development of our internal sales, marketing and distribution capabilities would adversely impact the commercialization of THB335 or any oral future KIT inhibitor product candidates if we obtain approval to market.

With respect to the commercialization of all or certain of THB335 or any oral future KIT inhibitor product candidates, if approved, we may choose to collaborate, either globally or on a territory-by-territory basis, with third parties that have direct sales forces and established distribution systems, either to augment any future sales force and distribution systems of our own or in lieu of our own sales force and distribution systems. If we are unable to enter into such arrangements when needed on acceptable terms, or at all, we may not be able to successfully commercialize THB335 or any oral future KIT inhibitor product candidates if any receive regulatory approval or any such commercialization may experience delays or limitations. If we are not successful in commercializing THB335 or any oral future KIT inhibitor product candidates, if approved, either on our own or through collaborations with one or more third parties, any future product revenue will suffer and we may incur significant additional losses.

If THB335 or any oral future KIT inhibitor product candidates receives marketing approval and we or others later identify undesirable side effects caused by the product candidate, our ability to market and derive revenue from the product candidates could be compromised.

Undesirable side effects caused by THB335 or any oral future KIT inhibitor product candidates could cause regulatory authorities to interrupt, delay or halt clinical trials and could result in more restrictive labeling or the delay or denial of regulatory approval by the FDA, EMA, or other regulatory authorities. Results of future clinical trials could reveal a high and unacceptable severity and prevalence of side effects. In such an event, our future clinical trials could be suspended or terminated and the FDA, EMA, or comparable foreign regulatory authorities could order us to cease further development of or deny approval of THB335 or any oral future KIT inhibitor product candidates for any or all targeted indications. Such side effects could also affect patient recruitment or the ability of enrolled patients to initiate or complete the clinical trial or result in potential product liability claims. Any of these occurrences may materially and adversely affect our business, financial condition, results of operations and prospects.

Further, clinical trials by their nature utilize a sample of the potential patient population. With a limited number of patients and limited duration of exposure, rare and severe side effects of THB335 or any oral future KIT inhibitor product candidates may only be uncovered with a significantly larger number of patients exposed to the product candidate.

In the event that THB335 or any oral future KIT inhibitor product candidates receive regulatory approval and we or others identify undesirable side effects caused by such product, any of the following adverse events could occur:

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

As of December 31, 2023 we had 30 full-time employees. We expect to increase the number of our employees and the scope of our operations, particularly in the areas of clinical development, clinical operations, manufacturing, late-stage regulatory affairs, finance, accounting, business operations, public company compliance, communications and other corporate development functions, and, if THB335 or any of our oral future KIT inhibitor product candidates receive regulatory and marketing approval, sales, marketing and distribution capabilities. If we acquire additional product candidates or enter into future collaborations, we may have to further expand our employee base beyond our current projections, which may include further nonclinical research and development or later-stage regulatory operations. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified employees. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth and with developing sales, marketing and distribution infrastructure, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified employees. The expansion of our operations may lead to significant costs and may divert our management and business development resources.

Further, we currently rely, and for the foreseeable future will continue to rely, in substantial part on certain third-party contract organizations, advisors and consultants to provide certain services, including assuming substantial responsibilities for the conduct of our clinical trials and the manufacturing of THB335 or any oral future KIT inhibitor product candidates. We cannot assure you that the services of such third-party contract organizations, advisors and consultants will continue to be available to us on a timely basis when needed, or that we can find qualified replacements. In addition, if we are unable to effectively manage our outsourced activities or if the quality or accuracy of the services provided by our third-party contract organizations, advisors or consultants is compromised for any reason, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain marketing approval of THB335 or any oral future KIT inhibitor product candidates or otherwise advance our business. We cannot assure you that we will be able to properly manage our existing third-party contract organizations, advisors or consultants or find other competent outside third-party contract organizations, advisors and consultants on economically reasonable terms, or at all.

If we are not able to effectively manage growth and expand our Company, we may not be able to successfully implement the tasks necessary to further develop and commercialize, if approved, THB335 or any oral future KIT inhibitor product candidates and, accordingly, we may not achieve our research, development and commercialization goals.

Our future performance depends on our ability to retain key employees and to attract, retain and motivate qualified employees and manage our human capital.

Our ability to compete in the highly competitive biotechnology and pharmaceutical industries largely depends upon our ability to attract, motivate and retain highly qualified managerial, scientific and medical employees. We are highly dependent on the development and management expertise of our executive officer team. We currently do not maintain key person insurance on these individuals. The loss of one or more members of our management team or other key employees or advisors could delay our research and development programs and have a material and adverse effect on our business, financial condition, results of operations and prospects. The relationships that our key managers have cultivated within our industry make us particularly dependent upon their continued employment with us. We are dependent on the continued service of our technical employees, because of the highly technical nature of THB335 or any oral future KIT inhibitor product candidates and technologies, and the specialized nature of the regulatory approval process. Because our management team and key employees are not obligated to provide us with continued service, they could terminate their employment with us at any time without penalty.

We primarily conduct our operations at our facilities in Cambridge, Massachusetts and San Francisco, California. These regions contain the headquarters to many other biopharmaceutical companies and many academic and research institutions. Competition for skilled employees in our market, and nationally, is intense and may limit our ability to hire and retain highly qualified employees on acceptable terms or at all. We also face competition for employees from other companies, universities, public and private research institutions, government entities and other organizations. Our future performance will depend in large part on our continued ability to attract and retain highly qualified scientific, technical and management employees, as well as employees with expertise in clinical testing, manufacturing, governmental regulation and commercialization. If we are unable to continue to attract and retain high-quality employees, the rate and success at which we can discover and develop product candidates will be limited, which could have a material and adverse effect on our business, financial condition, results of operations and prospects.

Our future growth may depend, in part, on our ability to operate in foreign markets, where we would be subject to additional regulatory burdens and other risks and uncertainties.

Our future growth may depend, in part, on our ability to develop and commercialize THB335, if approved, and any oral future KIT inhibitor product candidates in foreign markets for which we may rely on collaboration with third parties. We are not permitted to market or promote THB335 or any oral future KIT inhibitor product candidates before we receive regulatory approval from the applicable regulatory authority in that foreign market and may never receive such regulatory approval for THB335 or any oral future KIT inhibitor product candidates. To obtain separate regulatory approval in many other countries, we must comply with numerous and varying regulatory requirements of such countries regarding safety and efficacy and governing, among other things, clinical trials and commercial sales, pricing and distribution of THB335 or any oral future KIT inhibitor product candidates, and we cannot predict success in these jurisdictions. If we fail to comply with the regulatory requirements in international markets and receive applicable marketing approvals, our target market will be reduced and our ability to realize the full market potential of THB335 or any oral future KIT inhibitor product candidates will be harmed and our business will be adversely affected. We may not obtain foreign regulatory approvals on a timely basis, if at all. Our failure to obtain approval of THB335 or any oral future KIT inhibitor product candidates by regulatory authorities in another country may significantly diminish the commercial prospects of that product candidate and our business, financial condition, results of operations and prospects could be materially and adversely affected. Moreover, even if we obtain approval of THB335 or any oral future KIT inhibitor product candidates and ultimately commercialize THB335 or any oral future KIT inhibitor product candidates in foreign markets, we would be subject to the risks and uncertainties, including the burden of complying with complex and changing foreign regulatory, tax, accounting and legal requirements and reduced protection of intellectual property rights in some foreign countries.

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

While we have not experienced any such system failure, accident or security breach to date, we cannot assure you that our data protection efforts and our investment in information technology will prevent significant breakdowns, data leakages, breaches in our systems, or those of our third-party CROs, CDMOs, vendors and other contractors and consultants, or other cyber incidents that could have a material adverse effect upon our reputation, business, operations, or financial condition. For example, if such an event were to occur and cause interruptions in our operations, or those of our third-party CROs, CDMOs, vendors and other contractors and consultants, it could result in a material disruption of our programs and the development of THB335 or any of our oral future KIT inhibitor product candidates could be delayed. In addition, the loss of clinical trial data for THB335 or any oral future KIT inhibitor product candidates could result in delays in our marketing approval efforts and significantly increase our costs to recover or reproduce the data. Furthermore, significant disruptions of our internal information technology systems or those of our third-party CROs, CDMOs, vendors and other contractors and consultants, or security breaches could result in the loss, misappropriation and/or unauthorized access, use, or disclosure of, or the prevention of access to, confidential information (including trade secrets or other intellectual property, proprietary business information and sensitive personal information), which could result in financial, legal, business and reputational harm to us.

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

We are exposed to the risk of employee fraud or other illegal activity by our employees, independent contractors, consultants, commercial partners and vendors. Misconduct by these parties could include intentional, reckless and/or negligent conduct that fails to comply with FDA regulations, provide true, complete and accurate information to the FDA, EMA and other similar foreign regulatory bodies, comply with manufacturing standards we may establish, comply with healthcare fraud and abuse laws and regulations, report financial information or data accurately or disclose unauthorized activities to us. If we obtain FDA approval of THB335 or any oral future KIT inhibitor product candidates and begin commercializing those products in the United States, our potential exposure under these laws will increase significantly, and our costs associated with compliance with these laws will likely increase. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Employee misconduct could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. Additionally, we are subject to the risk that a person could allege such fraud or other misconduct, even if none occurred. It is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with such laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a material and adverse effect on our business, financial condition, results of operations and prospects, including the imposition of significant civil, criminal and administrative penalties, damages, fines, disgorgement, imprisonment, the curtailment or restructuring of our operations, loss of eligibility to obtain approvals from the FDA, EMA, or other foreign regulatory body, exclusion from participation in government contracting, healthcare reimbursement or other government programs, including Medicare and Medicaid, integrity oversight and reporting obligations, or reputational harm.

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

Furthermore, these third parties may also have relationships with other entities, some of which may be our competitors, for whom they may also be conducting clinical trials or other product development activities that could harm our competitive position. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or conduct our clinical trials in accordance with regulatory requirements or our stated protocols, we will not be able to obtain, or may be delayed in obtaining, marketing approvals for THB335 or any oral future KIT inhibitor product candidates and will not be able to, or may be delayed in our efforts to, commercialize our products, if approved.

We may, in the future, enter into collaborations with third parties for the discovery, development and commercialization of product candidates, if approved. If those collaborations are not successful, we may not be able to capitalize on the market potential of THB335 or any oral future KIT inhibitor product candidates.

We may seek third-party collaborators for the development and commercialization of THB335 or any oral future KIT inhibitor product candidates, if approved, on a select basis, including potentially in specific foreign jurisdictions. We have not entered into any collaborations to date. Our likely collaborators for any future collaboration arrangements include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies. We will face significant competition in seeking appropriate collaborators. Our ability to reach a definitive agreement for a future collaboration will depend, among other things, upon our assessment of the future collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of our business.

If we do enter into any such arrangements with any third parties, we will likely have limited control over the amount and timing of resources that our future collaborators dedicate to the development or commercialization of THB335 or any oral future KIT inhibitor product candidates. Our ability to generate revenues from these arrangements will depend on our future collaborators’ abilities and efforts to successfully perform the functions assigned to them in these arrangements. Collaborations with future collaborators involving THB335 or any oral future KIT inhibitor product candidates would pose numerous risks to us, including the following:

•
collaborators have significant discretion in determining the efforts and resources that they will apply to these collaborations and may not perform their obligations as expected;
•
collaborators may de-emphasize or not pursue development and commercialization of THB335 or any oral future KIT inhibitor product candidates or may elect not to continue or renew development or commercialization programs based on clinical trial results, changes in the collaborators’ strategic focus, including as a result of a sale or disposition of a business unit or development function, or available funding or external factors such as an acquisition that diverts resources or creates competing priorities;
•
collaborators may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial or abandon a product candidate, repeat or conduct new clinical trials or require a new formulation of a product candidate for clinical testing;
•
collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with THB335 or any oral future KIT inhibitor product candidates if the collaborators believe that competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours;
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
•
disputes may arise between the collaborators and us that result in the delay or termination of the research, development or, if approved, commercialization of THB335 or any oral future KIT inhibitor product candidates or that result in costly litigation or arbitration that diverts management attention and resources;
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

We rely on third-party manufacturers and suppliers, including foreign manufacturers, to supply components of THB335 or any oral future KIT inhibitor product candidates. The loss of our third-party manufacturers or suppliers, or our or their failure to comply with applicable regulatory requirements or to supply sufficient quantities at acceptable quality levels or prices, or at all, would materially and adversely affect our business.

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

The manufacturing process for a product candidate is subject to FDA, EMA and other foreign regulatory authority review. We, and our suppliers and manufacturers, must meet applicable manufacturing requirements and undergo rigorous facility and process validation tests required by regulatory authorities in order to comply with regulatory standards, such as current Good Manufacturing Practices, or cGMPs. Securing marketing approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the FDA, EMA and other foreign regulatory authorities. If our contract manufacturers are unable to maintain a compliance status acceptable to the FDA, EMA and other foreign regulatory authorities, THB335 or any oral future KIT inhibitor product candidates may not be approved. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA, EMA or comparable foreign regulatory authorities, we may not be able to rely on their manufacturing facilities for the manufacture of components of THB335 or any oral future KIT inhibitor product candidates. Moreover, although we do not control the manufacturing process at our contract manufacturers and are completely dependent on them for compliance with current regulatory requirements, we are nonetheless responsible for ensuring that THB335 or any oral future KIT inhibitor product candidates are manufactured in accordance with applicable laws and regulatory requirements. In the event that any of our manufacturers fails to comply with such requirements or to perform its obligations in relation to quality, timing or otherwise, or if our supply of components or other materials becomes limited or interrupted for other reasons, we may be forced to enter into an agreement with another third party, which we may not be able to do on reasonable terms, if at all. In some cases, the technical skills or technology required to manufacture THB335 or any oral future KIT inhibitor product candidates may be unique or proprietary to the original contract manufacturer and we may have difficulty transferring the manufacturing of THB335 or any oral future KIT inhibitor product candidates to another third party. These factors would increase our reliance on such manufacturer or require us to obtain a license from such manufacturer in order to enable us, or to have another third party, manufacture THB335 or any oral future KIT inhibitor product candidates. If we are required to change manufacturers for any reason, we will be required to verify that the new manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations and guidelines, and we may be required to repeat some of the development program. The delays associated with the verification of a new manufacturer could negatively affect our ability to develop product candidates in a timely manner or within budget.

We expect to continue to rely on CDMOs if we receive regulatory approval for any product candidate. To the extent that we have existing, or enter into future, manufacturing arrangements with third parties, we will depend on these third parties to perform their obligations in a timely manner consistent with contractual and regulatory requirements, including those related to quality control and assurance. Any manufacturing facilities used to produce THB335 or any oral future KIT inhibitor product candidates will be subject to periodic review and inspection by the FDA, EMA and other foreign regulatory authorities, including for continued compliance with cGMP requirements, quality control, quality assurance and corresponding maintenance of records and documents. If we are unable to obtain or maintain third-party manufacturing for product candidates, or to do so on commercially reasonable terms, we may not be able to develop and commercialize THB335 or any oral future KIT inhibitor product candidates, if approves. Our or a third party’s failure to execute on our manufacturing requirements, to comply with cGMPs or to maintain a compliance status acceptable to the FDA, EMA or other foreign regulatory authorities could adversely affect our business in a number of ways, including:

•
an inability to initiate or continue clinical trials of product candidates under development;
•
delay in submitting regulatory applications, or receiving regulatory approvals, if any, for product candidates;

•
loss of the cooperation of future collaborators;
•
subjecting third-party manufacturing facilities to additional inspections by regulatory authorities;
•
requirements to cease distribution or to recall batches of THB335 or any oral future KIT inhibitor product candidates; and
•
in the event of approval to market and commercialize a product candidate, an inability to meet commercial demands for our products.

Further, for some of our contract manufacturing, we rely on third parties located in China, and we expect to continue to use such third-party manufacturers for such purposes. For any activities conducted in China, we are exposed to the possibility of product supply disruption and increased costs in the event of changes in the policies of the U.S. or Chinese governments, political unrest or unstable economic conditions in China. Any unfavorable government policies on international trade, such as export controls, capital controls or tariffs, new legislation or regulations, renegotiation of existing trade agreements, or any retaliatory trade actions due to recent trade tension, may impede, delay, limit, or increase the cost of manufacturing our product candidates. Such events could have an adverse effect on our business, financial condition and results of operations.

Additionally, our contract manufacturers may experience manufacturing difficulties due to resource constraints or as a result of labor disputes or unstable political environments. If our contract manufacturers were to encounter any of these difficulties, our ability to provide THB335 or any oral future KIT inhibitor product candidates to patients in nonclinical and clinical trials, or to provide products for treatment of patients, if approved and commercialized, would be jeopardized.

Risks Related to Intellectual Property

If we are not able to obtain, maintain and enforce patent protection for our technologies or product candidates, development and commercialization, if approved, of THB335 or any oral future KIT inhibitor product candidates may be adversely affected.

Our success depends in part on our ability to obtain and maintain patents and other forms of intellectual property rights, including in-licenses of intellectual property rights of others, for THB335 or any oral future KIT inhibitor product candidates, as well as our ability to preserve our trade secrets, to prevent third parties from infringing upon our proprietary rights and to operate without infringing upon the proprietary rights of others. Currently, our intellectual property protection includes patent applications owned by us and patents and patent applications that we have in-licensed from Novartis under the Novartis Agreement. We may not be able to apply for patents on certain aspects of THB335 or any oral future KIT inhibitor product candidates in a timely fashion or at all. Further, we may not be able to prosecute all necessary or desirable patent applications, or maintain, enforce and license any patents that may issue from such patent applications, at a reasonable cost or in a timely manner. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection.

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

Future patents we obtain may not be sufficiently broad to prevent others from using our technology or from developing competing products and technology. There is no guarantee that any of our pending patent applications will result in issued or granted patents, that any of our future issued or granted patents will not later be found to be invalid or unenforceable or that any future issued or granted patents will include claims that are sufficiently broad to cover THB335 or any oral future KIT inhibitor product candidates or to provide meaningful protection from our competitors. Moreover, the patent position of biotechnology and biopharmaceutical companies can be highly uncertain because it involves complex legal and factual questions. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our current and future proprietary technology and product candidates are covered by valid and enforceable patents, or are effectively maintained as trade secrets. If third parties disclose or misappropriate our proprietary rights, it may materially and adversely affect our position in the market.

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

Once granted, for a given period after allowance or grant patents may remain open to opposition, interference, re-examination, post-grant review, inter partes review, nullification, or derivation action in court or before patent offices or similar proceedings, during which time third parties can raise objections against such initial grant. Such proceedings may continue for a protracted period of time and an adverse determination in any such proceedings could reduce the scope of the allowed or granted claims thus attacked, or could result in our patents being invalidated in whole or in part, or being held unenforceable, which could allow third parties to commercialize THB335 or any oral future KIT inhibitor product candidates and compete directly with us without payment to us. In addition, there can be no assurance that:

•
others will not or may not be able to make, use or sell compounds that are the same as or similar to THB335 or any oral future KIT inhibitor product candidates but that are not covered by the claims of the patents that we own or license;
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

If we or our licensors fail to maintain the patents and patent applications covering THB335 or any oral future KIT inhibitor product candidates, our competitors might be able to enter the market, which could have a material and adverse effect on our business, financial condition, results of operations and prospects. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, regardless of the outcome, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates.

If we are unable to protect the confidentiality of our trade secrets, our business and competitive position would be harmed.

In addition to seeking patent protection for certain aspects of THB335 or any oral future KIT inhibitor product candidates, we also consider trade secrets, including confidential and unpatented know-how, important to the maintenance of our competitive position. Our reliance on third parties requires us to share our trade secrets, which increases the possibility that a competitor will discover them or that our trade secrets will be misappropriated or disclosed. We seek to protect trade secrets and confidential and unpatented know-how, in part, by entering into non-disclosure and confidentiality agreements with parties who have access to such knowledge, such as our employees, corporate collaborators, outside scientific collaborators, CROs, contract manufacturers, consultants, advisors and other third parties. We also enter into confidentiality and invention or patent assignment agreements with our employees and consultants that obligate them to maintain confidentiality and assign their inventions to us. Despite these efforts, any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts in the United States and certain foreign jurisdictions are less willing or unwilling to protect trade secrets. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent them from using that technology or information to compete with us. If any of our trade secrets were to be disclosed to or independently developed by a competitor, our competitive position would be harmed which could have a material and adverse effect on our business, financial condition, results of operations and prospects.

If we breach our license agreements, it could have a material adverse effect on our commercialization efforts for any oral future KIT inhibitor product candidates.

We are party to a license agreement, the Novartis Agreement, that enable us to utilize third-party intellectual property in the development of our prior product candidate, THB001, and our current product candidate, THB335. We may in the future enter into more such license agreements with third parties under which we license the use, development and commercialization rights to THB335 or any oral future KIT inhibitor product candidates or technology from third parties.

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

We may also, in the future, enter into license agreements with third parties under which we are a sublicensee. If our sublicensor fails to comply with its obligations under its upstream license agreement with its licensor, the licensor may have the right to terminate the upstream license, which may result in termination of our sublicense. If this were to occur, we would no longer have rights to the applicable intellectual property unless we are able to secure our own direct license with the owner of the relevant rights, which we may not be able to do on reasonable terms, or at all, which may impact our ability to continue to develop and commercialize THB335 or any oral future KIT inhibitor product candidates incorporating the relevant intellectual property.

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
•
our diligence obligations with respect to the use of the licensed technology in relation to our development and commercialization of THB335 or any oral future KIT inhibitor product candidates, and what activities satisfy those diligence obligations;
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

In addition, the United States federal government retains certain rights in inventions produced with its financial assistance under the Patent and Trademark Law Amendments Act, or the Bayh-Dole Act. The federal government retains a “nonexclusive, nontransferable, irrevocable, paid-up license” for its own benefit. The Bayh-Dole Act also provides federal agencies with “march-in rights.” March-in rights allow the government, in specified circumstances, to require the contractor or successors in title to the patent to grant a “nonexclusive, partially exclusive, or exclusive license” to a “responsible applicant or applicants.” If the patent owner refuses to do so, the government may grant the license itself. In the future, we may need to collaborate with academic institutions to accelerate our research or development with respect to THB335 or any oral future KIT inhibitor product candidates. While we try to avoid engaging our university partners in projects in which there is a risk that federal funds may be commingled, we cannot guarantee that any co-developed intellectual property will be free from government rights pursuant to the Bayh-Dole Act. If, in the future, we co-own or license intellectual property which is critical to our business that is developed in whole or in part with federal funds subject to the Bayh-Dole Act, our ability to enforce or otherwise exploit such licensed intellectual property may be adversely affected.

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

We, our licensors or collaborators, or any future strategic partners may need to resort to litigation to protect or enforce our patents, if and when granted, or other proprietary rights, all of which could be costly, time consuming, delay or prevent the development and commercialization of THB335 or any oral future KIT inhibitor product candidates, or put our patents, if and when granted, and other proprietary rights at risk.

Competitors may infringe our patents, if and when granted, or other intellectual property. If we were to initiate legal proceedings against a third party to enforce a patent covering one of our products or our technology, the defendant could counterclaim that our patent is invalid or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, for example, lack of novelty, lack of adequate written description, obviousness or non-enablement. Grounds for an unenforceability assertion could be an allegation that an individual connected with prosecution of the patent withheld relevant information from the USPTO, or made a misleading statement, during prosecution. The outcome following legal assertions of invalidity or unenforceability during patent litigation is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we and the patent examiner were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity or unenforceability, we would lose at least part, and perhaps all, of the patent protection on one or more of our products or certain aspects of our platform technology. Such a loss of patent protection could have a material and adverse effect on our business, financial condition, results of operations and prospects. Interference or derivation proceedings provoked by third parties or brought by us or declared by the USPTO may be necessary to determine the inventorship or priority of inventions with respect to our patents or patent applications. An unfavorable outcome could require us to cease using the related technology or to attempt to license rights to it from the prevailing party. Our business could be harmed if the prevailing party does not offer us a license on commercially reasonable terms or at all, or if a non-exclusive license is offered and our competitors gain access to the same technology. In addition, the uncertainties associated with litigation could have a material adverse effect on our ability to raise the funds necessary to continue our clinical trials, continue our research programs, license necessary technology from third parties, or enter into development partnerships that would help us bring THB335 or any oral future KIT inhibitor product candidates to market. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. There could also be public announcements of the results of hearings, motions, or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have a material adverse effect on the price of our common stock. Patents and other intellectual property rights will not protect our technology if competitors design around our protected technology without legally infringing our patents or other intellectual property rights.

Intellectual property rights of third parties could adversely affect our ability to commercialize THB335 or any oral future KIT inhibitor product candidates, and we, our licensors or collaborators, or any future strategic partners may become subject to third party claims or litigation alleging infringement of patents or other proprietary rights or seeking to invalidate patents or other proprietary rights. We might be required to litigate or obtain licenses from third parties in order to develop or market THB335 or any oral future KIT inhibitor product candidates. Such litigation or licenses could be costly or not available on commercially reasonable terms.

We, our licensors or collaborators, or any future strategic partners, may be subject to third-party claims for infringement or misappropriation of patent or other proprietary rights. There is a substantial amount of litigation, both within and outside the United States, involving patent and other intellectual property rights in the biotechnology and biopharmaceutical industries, including patent infringement lawsuits, interferences, derivations, post-grant reviews, oppositions and inter partes review proceedings before the USPTO, and corresponding foreign patent offices. There may be issued patents and pending patent applications that claim aspects of our targets or THB335 or any oral future KIT inhibitor product candidates and modifications that we may need to apply to THB335 or any oral future KIT inhibitor product candidates. There may be issued patents that claim KIT inhibitors which may be relevant to the products we wish to develop. Thus, it is possible that one or more organizations will hold patent rights to which we will need a license. If those organizations refuse to grant us a license to such patent rights on reasonable terms, we may not be able to market products or perform research and development or other activities covered by these patents, which could have a material and adverse effect on our business, financial condition, results of operations and prospects. If we, our licensors or collaborators, or any future strategic partners are found to infringe a third-party patent or other intellectual property rights, we could be required to pay damages, potentially including treble damages and attorneys’ fees if we or they are found to have infringed willfully. In addition, we, our licensors or collaborators, or any future strategic partners may choose to seek, or be required to seek, a license from a third party, which may not be available on acceptable terms, if at all. Even if a license can be obtained on acceptable terms, the rights may be non-exclusive, which could give our competitors access to the same technology or intellectual property rights licensed to us. If we fail to obtain a required license, we or our existing or future collaborators may be unable to effectively market product candidates based on our technology, which could limit our ability to generate revenue or achieve profitability and possibly prevent us from generating revenue sufficient to sustain our operations. In addition, we may find it necessary to pursue claims or initiate lawsuits to protect or enforce our patent or other intellectual property rights. The cost to us in defending or initiating any litigation or other proceeding relating to patent or other proprietary rights, even if resolved in our favor, could be substantial, and litigation could divert our management’s attention. Some of our competitors may be able to sustain the costs of complex patent litigation more effectively than we can because they have substantially greater resources. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could delay our research and development efforts and limit our ability to continue our operations.

Our competitive position may suffer if patents issued to third parties or other third-party intellectual property rights cover our products or product candidates or elements thereof, or our manufacture or uses relevant to our development plans. In such cases, we may not be in a position to develop or commercialize products or product candidates until such patents expire or unless we successfully pursue litigation to nullify or invalidate the third-party intellectual property right concerned, or enter into a license agreement with the intellectual property right holder, if available on commercially reasonable terms. There may be issued patents of which we are not aware, held by third parties that, if found to be valid and enforceable, could be alleged to be infringed by THB335 or any oral future KIT inhibitor product candidates. There also may be pending patent applications of which we are not aware that may result in issued patents, which could be alleged to be infringed by THB335 or any oral future KIT inhibitor product candidates. If such an infringement claim should be brought and be successful, we may be required to pay substantial damages, including potentially treble damages and attorneys’ fees for willful infringement, and we may be forced to abandon THB335 or any oral future KIT inhibitor product candidates or seek a license from any patent holders. No assurances can be given that a license will be available on commercially reasonable terms, if at all.

It is also possible that we have failed to identify relevant third-party patents or applications. For example, in certain situations, a U.S. patent application can remain confidential until the patent application issues as a U.S. patent. International patent applications and parallel patent applications in the United States and elsewhere are published approximately 18 months after the earliest filing for which priority is claimed, with such earliest filing date being commonly referred to as the priority date. Therefore, patent applications covering our products could have been filed by others without our knowledge. Additionally, pending patent applications that have been published can, subject to certain limitations, be later amended in a manner that could cover our products or the use of our products. Third-party intellectual property right holders may also actively bring infringement claims against us. We cannot guarantee that we will be able to successfully settle or otherwise resolve such infringement claims. If we are unable to successfully settle future claims on terms acceptable to us, we may be required to engage in or continue costly, unpredictable and time-consuming litigation and may be prevented from or experience substantial delays in marketing our products. Parties making claims against us may be able to sustain the costs of complex patent litigation more effectively than we can because they have substantially greater resources. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation or administrative proceedings, there is a risk that some of our confidential information could be compromised by disclosure. In addition, any uncertainties resulting from the initiation and continuation of any litigation could have material adverse effect on our ability to raise additional funds or otherwise have a material adverse effect on our business, financial condition, results of operations and prospects. If we fail in any such dispute, in addition to being forced to pay damages, we may be temporarily or permanently prohibited from commercializing THB335 or our oral future KIT inhibitor product candidates that are held to be infringing. We might, if possible, also be forced to redesign product candidates so that we no longer infringe the third-party intellectual property rights. Any of these events, even if we were ultimately to prevail, could require us to divert substantial financial and management resources that we would otherwise be able to devote to our business and could have a material and adverse effect on our business, financial condition, results of operations and prospects.

Intellectual property litigation could cause us to spend substantial resources and distract our employees from their normal responsibilities.

Litigation and other legal proceedings relating to intellectual property claims, with or without merit, are unpredictable and generally expensive and time consuming and are likely to divert significant resources from our core business, including distracting our technical and management employees from their normal responsibilities. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock. Moreover, such litigation or proceedings could substantially increase our operating losses and reduce the resources available for development activities or any future sales, marketing or distribution activities.

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

We may be subject to claims that we or our employees or consultants have wrongfully used or disclosed alleged trade secrets of our employees’ or consultants’ former employers or their clients. These claims may be costly to defend and if we do not successfully do so, we may be required to pay monetary damages and may lose valuable intellectual property rights or employees.

Many of our employees, including our management, were previously employed at biotechnology or biopharmaceutical companies, including our competitors or potential competitors. Some of these employees executed proprietary rights, non-disclosure and non-competition agreements in connection with such previous employment. Although no claims against us are currently pending, we may be subject to claims that these employees or we have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former employers. Litigation may be necessary to defend against these claims. If we fail in defending such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or employees. A loss of key research employees or their work product could hamper our ability to develop and ultimately commercialize, or prevent us from developing and commercializing, THB335 or any oral future KIT inhibitor product candidates, which could severely harm our business. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management.

Patent terms may be insufficient to protect our competitive position on THB335 or any oral future KIT inhibitor product candidates for an adequate amount of time.

Patents have a limited lifespan. In the United States, if all maintenance fees are timely paid, the natural expiration of a patent is generally 20 years from its earliest U.S. non-provisional filing date. Various patent term adjustments or extensions may be available, but the life of a patent, and the protection it affords, is limited. Even if patents covering THB335 or any oral future KIT inhibitor product candidates are obtained, once the patent life has expired, we may be open to competition from competitive products, including generics or biosimilars. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.

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

Risks Related to Government Regulation

The regulatory approval process is highly uncertain, and we may be unable to obtain, or may be delayed in obtaining, U.S. or foreign regulatory approval and, as a result, unable to commercialize THB335 or any oral future KIT inhibitor product candidates. Even if we believe our development plans are successful, regulatory authorities may not agree that they provide adequate data on safety or efficacy.

THB335 and any of our oral future KIT inhibitor product candidates are or will be subject to extensive governmental regulations relating to, among other things, research, testing, development, manufacturing, approval, recordkeeping, reporting, labeling, storage, packaging, advertising and promotion, pricing, post-approval monitoring, marketing, sale and distribution of drugs. Rigorous nonclinical testing and clinical trials and an extensive regulatory approval process are required to be completed successfully in the United States and in many foreign jurisdictions before a new drug can be marketed. Satisfaction of these and other regulatory requirements is costly, time consuming, uncertain and subject to unanticipated delays. It is possible that none of the product candidates we may develop will obtain the regulatory approvals necessary for us to begin selling them.

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

Further, the FDA and its foreign counterparts may respond to any NDA that we may submit by defining requirements that we do not anticipate. Such responses could delay clinical development of THB335 or any oral future KIT inhibitor product candidates.

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

Even if we receive regulatory approval for THB335 or any oral future KIT inhibitor product candidates, we will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense. Additionally, THB335 or any future product candidates, if approved, could be subject to labeling and other restrictions and market withdrawal. We may also be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our products.

Any regulatory approvals that we obtain for THB335 or any of our oral future KIT inhibitor product candidates may also be subject to limitations on the approved indicated uses for which a product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing and surveillance to monitor the safety and efficacy of the product candidate.

In addition, if the FDA or a comparable foreign regulatory authority approves any of our oral future KIT inhibitor product candidates, the manufacturing processes, labeling, packaging, distribution, post-approval monitoring and adverse event reporting, storage, import, export, advertising, promotion and recordkeeping for the product will be subject to extensive and ongoing regulatory requirements. The FDA has significant post-market authority, including the authority to require labeling changes based on new safety information and to require post-market studies or clinical trials to evaluate safety risks related to the use of a product or to require withdrawal of the product from the market. The FDA also has the authority to require a REMS after approval, which may impose further requirements or restrictions on the distribution or use of an approved drug. The manufacturing facilities we use to make an oral future KIT inhibitor product, if any, will also be subject to periodic review and inspection by the FDA and other regulatory agencies, including for continued compliance with cGMP requirements. The discovery of any new or previously unknown problems with our CDMOs, manufacturing processes or facilities may result in restrictions on the product, manufacturer or facility, including withdrawal of the product from the market. If we rely on CDMOs, we will not have control over compliance with applicable rules and regulations by such manufacturers. Any product promotion and advertising will also be subject to regulatory requirements and continuing regulatory review. The FDA imposes stringent restrictions on manufacturers’ communications regarding use of their products. If we promote THB335 or any of our oral future KIT inhibitor product candidates in a manner inconsistent with FDA-approved labeling or otherwise not in compliance with FDA regulations, we may be subject to enforcement action. Moreover, while we believe that THB335 or any oral future KIT inhibitor product candidates may provide better safety or effectiveness as compared to approved products, if we do not study THB335 or any oral future KIT inhibitor product candidates in head-to-head trials with those products, we will not be able to make comparative claims for our products, if approved. If we or our, manufacturers or service providers fail to comply with applicable continuing regulatory requirements in the United States or foreign jurisdictions in which we seek to market our products, we or they may be subject to, among other things, fines, warning letters, holds on clinical trials, delay of approval or refusal by the FDA or similar foreign regulatory bodies to approve pending applications or supplements to approved applications, suspension or withdrawal of regulatory approval, product recalls and seizures, administrative detention of products, refusal to permit the import or export of products, operating restrictions, injunction, civil penalties and criminal prosecution.

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

The FDA policies may change, and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of THB335 or any of our oral future KIT inhibitor product candidates. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability, which would adversely affect our business.

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

Our current and future arrangements with healthcare providers, healthcare organizations, third-party payors and customers expose us to broadly applicable anti-bribery, fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we research as well as market, sell and distribute THB335 or any of our oral future KIT inhibitor product candidates. In addition, we may be subject to patient data privacy and security regulation by the U.S. federal government and the states and the foreign governments in which we conduct our business. Restrictions under applicable federal and state anti-bribery and healthcare laws and regulations include the following:

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
•
HIPAA, as amended by HITECH, and their respective implementing regulations, which impose obligations on certain healthcare providers, health plans, and healthcare clearinghouses, known as covered entities, as well as their business associates and their covered subcontractors that perform certain services involving the storage, use or disclosure of individually identifiable health information, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information, and require notification to affected individuals and regulatory authorities of certain breaches of security of individually identifiable health information;
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

In the United States, federal, state and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws and consumer protection laws. For example, the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended by HITECH, imposes specific requirements relating to the privacy, security and transmission of individually identifiable health information. At the state level, the CCPA imposes obligations on businesses to which it applies. These obligations include, but are not limited to, providing specific disclosures in privacy notices and affording California residents certain rights related to their personal data. Although the CCPA exempts some data processed in the context of clinical trials, the CCPA could increase compliance costs and potential liability. In addition, the California Privacy Rights Act of 2020, or CPRA, which went into effect on January 1, 2023, imposes additional obligations on companies covered by the legislation and significantly modifies the CCPA, including by expanding consumers’ rights with respect to certain sensitive personal information. The CPRA also creates a new state agency that is vested with authority to implement and enforce the CCPA and CPRA. Virginia’s Consumer Data Protection Act, which took effect on January 1, 2023, requires businesses subject to the legislation to conduct data protection assessments in certain circumstances and requires opt-in consent from consumers to acquire and process their sensitive personal information, which includes information revealing a consumer’s physical and mental health diagnosis and genetic and biometric information that can identify a consumer. In addition, Colorado enacted the Colorado Privacy Act, and Connecticut enacted the Connecticut Data Privacy Act, each of which took effect on July 1, 2023, and Utah enacted the Consumer Privacy Act, which became effective on December 31, 2023, and each of these laws may increase the complexity, variation in requirements, restrictions and potential legal risks, and could require increased compliance costs and changes in business practices and policies. Other states have also enacted, proposed, or are considering proposing, data privacy laws, which could further complicate compliance efforts, increase our potential liability and adversely affect our business.

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

Existing laws and regulatory policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of THB335 or any of our oral future KIT inhibitor product candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained, or may face penalties for any approved products, and we may not achieve or sustain profitability.

In the United States, there have been and continue to be a number of legislative initiatives to contain healthcare costs, including costs of pharmaceuticals. There has been heightened governmental scrutiny over the manner in which manufacturers set prices for their products, which has resulted in several presidential executive orders, Congressional inquiries, and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and Medicaid, and reform government program reimbursement methodologies for drug products. For example, on August 2, 2011, the Budget Control Act of 2011 imposed, subject to certain temporary suspension periods, 2% reductions in Medicare payments to providers per fiscal year starting April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2031, unless additional Congressional action is taken. In December 2020, CMS issued a final rule implementing significant manufacturer price reporting changes under the Medicaid Drug Rebate Program, including an alternative rebate calculation for line extensions that is tied to the price increases of the original drug, and Best Price reporting related to certain value-based purchasing arrangements. Under the American Rescue Plan Act of 2021, effective January 1, 2024, the statutory cap on Medicaid Drug Rebate Program rebates that manufacturers pay to state Medicaid programs is eliminated. Elimination of this cap may, in some cases, require pharmaceutical manufacturers to pay more in rebates than they receive on the sale of products.

Recently, several healthcare reform initiatives culminated in the enactment of the IRA in August 2022, which, among other things, allows HHS to directly negotiate the selling price of a statutorily specified number of drugs and biologics each year that CMS reimburses under Medicare Part B and Part D. Only high-expenditure single-source drugs that have been approved for at least 7 years (11 years for single-source biologics) are eligible to be selected for negotiation by CMS, with the negotiated price taking effect two years after the selection year. Negotiations for Medicare Part D products begin in 2024 with the negotiated price taking effect in 2026, and negotiations for Medicare Part B products begin in 2026 with the negotiated price taking effect in 2028. In August 2023, HHS announced the ten Medicare Part D drugs and biologics that it selected for negotiations. HHS will announce the negotiated maximum fair prices by September 1, 2024. This price cap, which cannot exceed a statutory ceiling price, will come into effect on January 1, 2026, and will represent a significant discount from average prices to wholesalers and direct purchasers. The IRA also imposes rebates on Medicare Part D and Part B drugs whose prices have increased at a rate greater than the rate of inflation. In addition, the law eliminates the “donut hole” under Medicare Part D beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and requiring manufacturers to subsidize, through a newly established manufacturer discount program, 10% of Part D enrollees’ prescription costs for brand drugs below the out-of-pocket maximum, and 20% once the out-of-pocket maximum has been reached. The IRA also extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA permits the Secretary of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. Manufacturers that fail to comply with the IRA may be subject to various penalties, including significant civil monetary penalties. These provisions may be subject to legal challenges. For example, the provisions related to the negotiation of selling prices of high-expenditure single-source drugs and biologics have been challenged in multiple lawsuits brought by pharmaceutical manufacturers. The outcome of these lawsuits is uncertain, and some IRA drug discount provisions have not been challenged in litigation. Thus, while it is unclear how the IRA will be implemented, it will likely have a significant impact on the pharmaceutical industry and the pricing of THB335 or any oral future KIT inhibitor product candidates.

At the state level, legislatures are increasingly enacting laws and implementing regulations designed to control pharmaceutical and biological product pricing, including restrictions or prohibitions on certain marketing practices, reporting of specified categories of remuneration provided to health care practitioners, and reporting and justification of price increases greater than a specified level. In some cases, states have designed programs to encourage importation from other countries and bulk purchasing, though the federal government has not yet approved any such plans. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for pharmaceuticals and other healthcare products and services, which could result in reduced demand for THB335 or any oral future KIT inhibitor product candidates or companion diagnostics or additional pricing pressures.

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

Even if we are able to commercialize THB335 or any of our oral future KIT inhibitor product candidates, such product candidate may become subject to unfavorable pricing regulations or third-party coverage and reimbursement policies, which would harm our business.

The regulations that govern regulatory approvals, pricing and reimbursement for new drugs vary widely from country to country. Some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after marketing approval is granted. In some foreign markets, prescription biopharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we might obtain regulatory approval for a product in a particular country, but then be subject to price regulations that delay our commercial launch of the product, possibly for lengthy time periods and negatively impact the revenues we are able to generate from the sale of the product in that country. Adverse pricing limitations may hinder our ability to recoup our investment in one or more product candidates, even if THB335 or any of our oral future KIT inhibitor product candidates obtain regulatory approval.

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

Net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States. For example, the FDA released a final rule in September 2020 providing guidance for states to build and submit importation plans for drugs from Canada, and FDA authorized the first such plan in Florida in January 2024. Further, no uniform policy for coverage and reimbursement exists in the United States, and coverage and reimbursement can differ significantly from payor to payor. As a result, obtaining coverage and reimbursement approval of a product from a third-party payor is a time consuming and costly process that could require us to provide to each payor supporting scientific, clinical and cost effectiveness data for the use of our products on a payor-by-payor basis, with no assurance that coverage and adequate reimbursement will be obtained. There is significant uncertainty related to the insurance coverage and reimbursement of newly approved products. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement rates, but also have their own methods and approval process apart from Medicare determinations. Our inability to promptly obtain coverage and adequate reimbursement rates from both government-funded and private payors for new drugs that we develop and for which we obtain regulatory approval could have a material and adverse effect on our business, financial condition, results of operations and prospects.

We are subject to U.S. and certain foreign export and import controls, sanctions, embargoes, anti-corruption laws and anti-money laundering laws and regulations. Compliance with these legal standards could impair our ability to compete in domestic and international markets. We can face criminal liability and other serious consequences for violations, which can harm our business.

We are subject to export control and import laws and regulations, including the U.S. Export Administration regulations, U.S. Customs regulations, various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Controls, the U.S. Foreign Corrupt Practices Act of 1977, as amended, or FCPA, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act, and other state and national anti-bribery and anti-money laundering laws in the countries in which we conduct activities. Export controls and trade sanctions laws and regulations may restrict or prohibit altogether the provision, sale, or supply of THB335 or any oral future KIT inhibitor product candidates to certain governments, persons, entities, countries and territories, including those that are the target of comprehensive sanctions or an embargo. Anti-corruption laws are interpreted broadly and prohibit companies and their employees, agents and contractors, from authorizing, promising, offering, or providing, directly or indirectly, improper payments or anything else of value to recipients in the public or private sector. We may engage third parties to sell our products outside the United States, to conduct clinical trials, and/or to obtain necessary permits, licenses, patent registrations and other regulatory approvals. We have direct or indirect interactions with officials and employees of government agencies or government-affiliated hospitals, universities and other organizations. We can be held liable for the corrupt or other illegal activities of our employees, agents, contractors, or other partners even if we do not explicitly authorize or have actual knowledge of such activities. Any violations of the laws and regulations described above may result in substantial civil and criminal fines and penalties, imprisonment, the loss of export or import privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm and other consequences.

Governments outside the United States tend to impose strict price controls, which may adversely affect our revenue, if any.

In some countries, particularly member states of the European Union, or EU, the pricing of prescription drugs is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after receipt of marketing approval for a product. In addition, there can be considerable pressure by governments and other stakeholders on prices and reimbursement levels, including as part of cost containment measures. Political, economic and regulatory developments may further complicate pricing negotiations, and pricing negotiations may continue after reimbursement has been obtained. Reference pricing used by various EU member states and parallel distribution, or arbitrage between low-priced and high-priced member states, can further reduce prices. To obtain coverage and reimbursement or pricing approvals in some countries, we may be required to conduct a clinical trial or other studies that compare the cost-effectiveness of THB335 or any oral future KIT inhibitor product candidates to other available therapies in order to obtain or maintain reimbursement or pricing approval. Publication of discounts by third-party payors or authorities may lead to further pressure on the prices or reimbursement levels within the country of publication and other countries. If reimbursement of any product candidate approved for marketing is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our business, financial condition, results of operations or prospects could be materially and adversely affected.

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

We expect our operating results to be subject to quarterly fluctuations. Our net loss and other operating results will be affected by numerous factors, including:

•
variations in the level of expense related to the ongoing development of THB335 or any oral future KIT inhibitor development programs;
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
•
additions and departures of key employees;
•
strategic decisions by us or our competitors, such as acquisitions, divestitures, spin-offs, joint ventures, strategic investments or changes in business strategy;
•
if THB335 or any oral future KIT inhibitor product candidates receives regulatory approval, the terms of such approval and market acceptance and demand for such product candidates;
•
the continuing effect of the COVID-19 pandemic on our business and operations;
•
regulatory developments affecting THB335 or any oral future KIT inhibitor product candidates or those of our competitors; and
•
changes in general market and economic conditions.

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

The trading price of our common stock is likely to continue to be highly volatile and subject to wide fluctuations in response to various factors, some of which we cannot control, including without limitation as a result of the ongoing economic instability. As a result of this volatility, investors may not be able to sell their common stock at or above the price initially paid for the stock. The market price for our common stock may be influenced by many factors, including the other risks described in this “Risk Factors” section and the following:

•
results of nonclinical studies and future clinical trials of THB335 or any oral future KIT inhibitor product candidates, or those of our competitors or our existing or future collaborators;
•
regulatory or legal developments in the United States or other countries, especially changes in laws or regulations applicable to THB335 or any oral future KIT inhibitor product candidates;

•
the success or failure of competitive products or technologies;
•
introductions and announcements of new product candidates by us, any future commercialization partners, or our competitors, and the timing of these introductions or announcements;
•
actions taken by regulatory agencies with respect to THB335 or any oral future KIT inhibitor product candidates, clinical studies, and, if approved, manufacturing process or sales and marketing terms;
•
actual or anticipated variations in our financial results or those of companies that are perceived to be similar to us;
•
the success of our efforts to acquire or in-license additional technologies or product candidates;
•
developments concerning any future collaborations, including but not limited to those with development and commercialization partners of THB335 or any oral future KIT inhibitor product candidates are approved;
•
market conditions in the pharmaceutical and biotechnology sectors;
•
announcements by us or our competitors of significant acquisitions, strategic collaborations, joint ventures or capital commitments;
•
developments or disputes concerning patents or other proprietary rights, including patents, litigation matters and our ability to obtain patent protection for THB335 or any oral future KIT inhibitor product candidates;
•
our ability or inability to raise additional capital and the terms on which we are able to raise it, if at all;
•
the recruitment or departure of key employees;
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
•
political instability, including a potential temporary federal government shutdown; and
•
general economic, industry and market conditions, including changes in interest rates and inflation, market volatility, the government closure of SVB and liquidity concerns at other financial institutions, and the potential for local and/or global economic recessions.

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

The holders of a substantial number of shares of our outstanding common stock as of December 31, 2023, have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or our stockholders. We also have registered shares of common stock that we may issue under our equity incentive plans. These shares are freely tradeable in the public market.

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

Based on the beneficial ownership of our common stock as of December 31, 2023, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned a substantial portion of our outstanding voting stock. The interests of these stockholders may not be the same as or may even conflict with your interests. For example, these stockholders could delay or prevent a change of control of our Company, even if such a change of control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our Company or our assets and might affect the prevailing market price of our common stock. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

Our restated certificate of incorporation and our amended and restated bylaws contain provisions that could delay or prevent a change in control of our Company. These provisions could also make it difficult for stockholders to elect directors who are not nominated by current members of our board of directors, or the Board, or take other corporate actions, including effecting changes in our management. These provisions:

•
establish a classified Board so that not all members of our Board are elected at one time;
•
permit only the Board to establish the number of directors and fill vacancies on the Board;
•
provide that directors may only be removed “for cause” and only with the approval of two-thirds of our stockholders;
•
require super-majority voting to amend some provisions in our restated certificate of incorporation and amended and restated bylaws;
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

Our restated certificate of incorporation, to the fullest extent permitted by law, provides that the Court of Chancery of the State of Delaware is the exclusive forum for: any derivative action or proceeding brought on our behalf; any action asserting a breach of fiduciary duty; any action asserting a claim against us arising pursuant to the DGCL, our restated certificate of incorporation, or our amended and restated bylaws; or any action asserting a claim that is governed by the internal affairs doctrine. This exclusive forum provision does not apply to suits brought to enforce a duty or liability created by the Securities Exchange Act of 1934, as amended, or Exchange Act. It could apply, however, to a suit that falls within one or more of the categories enumerated in the exclusive forum provision.

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

Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all claims brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. Our amended and restated bylaws provide that the federal district courts of the United States of America will, to the fullest extent permitted by law, be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act, or the Federal Forum Provision, including for all causes of action asserted against any defendant named in such complaint. For the avoidance of doubt, this provision is intended to benefit and may be enforced by us, our officers and directors, the underwriters to any offering giving rise to such complaint, and any other professional entity whose profession gives authority to a statement made by that person or entity and who has prepared or certified any part of the documents underlying the offering. Our decision to adopt a Federal Forum Provision followed a decision by the Supreme Court of the State of Delaware holding that such provisions are facially valid under Delaware law. While federal or other state courts may not follow the holding of the Delaware Supreme Court or may determine that the Federal Forum Provision should be enforced in a particular case, application of the Federal Forum Provision means that suits brought by our stockholders to enforce any duty or liability created by the Securities Act must be brought in federal court and cannot be brought in state court, and our stockholders cannot waive compliance with the federal securities laws and the rules and regulations thereunder. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all claims brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. In addition, neither the exclusive forum provision nor the Federal Forum Provision applies to suits brought to enforce any duty or liability created by the Exchange Act. Accordingly, actions by our stockholders to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder must be brought in federal court, and our stockholders cannot waive compliance with the federal securities laws and the rules and regulations thereunder.

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

We will continue to incur increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives and corporate governance practices.

As a public company, and particularly after we are no longer an “emerging growth company” or “smaller reporting company,” we will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of Nasdaq and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other employees will need to devote a substantial amount of time to these compliance initiatives. Moreover, we expect these rules and regulations to substantially increase our legal and financial compliance costs and to make some activities more time consuming and costly. For example, we expect that these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to incur substantial costs to maintain sufficient coverage. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our Board, our Board committees or as executive officers. The increased costs may require us to reduce costs in other areas of our business. Moreover, these rules and regulations are often subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 1C. Cybersecurity.

The Board's Roles and Responsibilities

The Board of Directors, as a whole and at the subcommittee level, oversees and monitors cybersecurity risk at the Company, receiving regular updates from management on the status of the Company’s current cybersecurity risks, a prioritization of key risk areas to be mitigated, and any significant cyber incidents that have occurred or are reasonably likely to occur.

In late 2023, the Company began the process of a periodic formal cybersecurity risk assessment conducted by an expert third party. The findings from that formal assessment will inform the ongoing cybersecurity roadmap which is updated at least annually. The Audit Committee plays a key role by ensuring that the prioritization of the roadmap supports the Company’s business objectives, and by making decisions, when called upon, of whether specific cybersecurity risks should be mitigated or if that risk is acceptable to the business.

Risk Management and Strategy

Information Technology and the Digital Transformation of the Company’s assets and business processes are critical to our growth strategy. Inherent to Information Technology and Digital Transformation is the commensurate cybersecurity risk, which we manage by maintaining a cybersecurity program that is integrated into our overall risk management process.

The cybersecurity program is overseen by the IT Senior Director and utilizes a risk-based methodology to support the confidentiality, integrity and availability of our digital assets. The cybersecurity program is supported at the highest level within the Company, formally reporting to the Audit Committee, a subcommittee of the Board of Directors, at least once every two quarters and more often if required.

As a part of the cybersecurity program, we conduct assessments, both internally and by independent third parties, to identify and prioritize the mitigation of cybersecurity risks. We also maintain a formal and mandatory cybersecurity awareness training program for all employees that includes annual training on information security best practices in high risk areas such as phishing and authentication. All employees are also tested periodically for their cybersecurity awareness.

We rely on Information Technology systems and infrastructure for many of our business and internal processes. Some of these systems and infrastructure are managed by third-party service providers who are not under our direct control. In order to mitigate material risks from our critical Finance-related third-party service providers, we annually review their SOC1 reports for any noted material incidents and risks.

For our non-finance service providers, we are currently implementing cybersecurity controls, including but not limited to requiring all critical vendors to notify the Company should the vendor fall victim to, and become aware of a material cybersecurity incident, and reviewing any available SOC2 or similar compliance reports should they be available. Our vendor selection and management processes are also being enhanced to ensure that vendors' cybersecurity controls are evaluated.

While tools and processes are in place to mitigate cybersecurity risks, we are continuing to establish an Incident Response Plan, or IRP, to analyze, contain, and remediate any cybersecurity incidents which may occur despite these mitigations. The IRP, based on the National Institute of Standards and Technology framework, defines a timely, consistent, and compliant response to cybersecurity incidents and includes notifications to the Audit Committee and any relevant governing bodies such as the SEC in the event that the cybersecurity incident is deemed to be material.

Although we have implemented a cybersecurity program designed to protect and preserve the confidentiality, integrity and availability of our information systems and assets, the Company also maintains cybersecurity insurance to manage potential liabilities resulting from specific cyber incidents. However, it is important to note that although we maintain cybersecurity insurance, there can be no guarantee that the insurance will cover the Company, wholly or partially, from potential liabilities, or that such insurance proceeds will be paid to us in a timely manner.

While we are not aware of any cybersecurity incidents that have occurred to date, we are exposed to, and may in future be adversely impacted by cyberattacks and interruptions to our information technology systems and infrastructure. Despite the security measures we have implemented, certain cyber incidents could materially disrupt our operational systems, and/or result in the loss of trade secrets, proprietary information, or competitively sensitive data.

We seek to maintain a robust and continuously improving cybersecurity program however the impact of certain cybersecurity incidents could have a materially adverse impact on our competitive position, reputation, operations and/or financial position. We remain vigilant in continuously improving our cybersecurity program and its controls.

Governance and Management's Responsibilities

IT management is responsible for the cybersecurity program that assesses and manages cybersecurity risk. Specifically, the Senior Director of IT is responsible for the prevention, mitigation, detection, and remediation of cybersecurity incidents while at the executive level, the Chief Administrative Officer oversees the program and is the executive sponsor.

The Senior Director of IT monitors cybersecurity incidents and does so by working closely with expert technology and security partners. The Company and its partners deploy a variety of technologies and processes, including but not limited to intrusion monitoring, detection and response, patch management, threat hunting, identity and access management, assessments, audits and tests.

The Senior Director of IT has relevant expertise in cybersecurity having spent the previous five years prior to joining the Company implementing and managing ISO 27001 at a public biotechnology company, where he was responsible for cybersecurity and Sarbanes-Oxley Information Technology compliance, reporting directly to the Audit Committee. ISO 27001 is the International Organization for Standardization’s standard for a comprehensive cybersecurity program. The Senior Director of IT also has extensive SOX IT compliance experience, having guided his previous companies through SOX IT compliance since 2004 when SOX first came into effect.

Cybersecurity threats, including any previous cybersecurity incidents, have not materially affected or are reasonably likely to affect the Company, including its business strategy, results of operations or financial condition.

Item 2. Properties.

As of December 31, 2023, we lease office space at 130 Prospect Street in Cambridge, Massachusetts, which is where our corporate headquarters are located, and which consists of 10,356 rentable square feet. We also lease office space at 1700 Montgomery Street in San Francisco, California, which consists of 4,703 rentable square feet. We believe our current office space is sufficient to meet our office needs until the expiration of the leases in 2028.

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

Stockholders

As of March 22, 2024, there were 8 stockholders of record of our common stock. The actual number of holders of our common stock is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Recent Sales of Unregistered Securities

During the year ended December 31, 2023, we did not issue or sell any unregistered securities not previously disclosed in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

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

Securities Authorized for Issuance under Equity Compensation Plans

The information required by this item will be included in our Definitive Proxy Statement, or Proxy Statement, for the 2024 Annual Meeting of Stockholders, to be filed within 120 days of the fiscal year ended December 31, 2023, and is incorporated by reference.

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

Overview

We are a biopharmaceutical company focused on advancing the next wave of medicine for dermal, respiratory, and gastrointestinal inflammatory diseases. We are developing next-generation, highly selective, oral small-molecule inhibitors of KIT, a cell surface receptor that serves as the master regulator of mast cell function and survival. Early clinical studies have demonstrated that KIT inhibition has the potential to address the treatment of a broad range of mast cell-mediated inflammatory diseases, and that a titratable, oral small molecule inhibitor may provide an attractive therapeutic profile against this target. Our initial focus is on developing an oral KIT inhibitor to treat chronic spontaneous urticaria with planned expansion into other mast cell-mediated inflammatory disorders.

We recently submitted an IND application with the FDA for our new oral KIT inhibitor product candidate, THB335, and plan to initiate clinical studies during the second quarter of 2024 following anticipated IND clearance. Our Phase 1 SAD/14-day MAD study of THB335 is designed to evaluate safety, pharmacokinetics and pharmacodynamics. Phase 2 development is expected to initially focus on chronic spontaneous urticaria. THB335 maintains the nonclinical pharmacology and selectivity profile of THB001, our first-generation product candidate, with structural modifications which are designed to mitigate hepatotoxicity risk as well as provide a differentiated metabolic, distribution and physiochemical profile.

In July 2023, we announced the nomination of our next product candidate, THB335, and disclosed topline results of the Phase 1b clinical trial of our first-generation oral KIT inhibitor product candidate THB001 for the treatment of chronic inducible urticaria, which we discontinued in December 2022, due to observed liver transaminitis in two of five patients enrolled. The results provided evidence of pharmacodynamic and clinical activity, with four of the five patients achieving partial or complete responses. In addition, we shared preliminary results from extensive studies of THB001 that were conducted to identify the mechanism for the observed liver toxicity, which was not predicted by nonclinical toxicology studies. These in-depth studies identified a metabolic pathway resulting in the formation of an intermediate reactive metabolite. Reactive metabolite formation has been previously implicated as a mechanistic basis for drug-induced liver injury. Structural modifications introduced into THB335 are designed to address this risk. Studies conducted to-date support its differentiated metabolic profile.

Following the disclosure of topline results in July, we presented results in October 2023 from the truncated Phase 1b clinical trial of THB001 at the European Academy of Dermatology and Venereology Annual Congress during a poster session, entitled “A Phase 1b, Open-label Study in Patients with Cold Urticaria (ColdU) Using THB001, an Orally Available, Potent and Highly Selective Small Molecule Inhibitor of Wild Type KIT Receptor Tyrosine Kinase.”

THB335

THB335, our next-generation, oral small molecule wild-type KIT inhibitor product candidate, retains the potency and selectivity profile of THB001, with structural modifications which are intended to mitigate the hepatotoxicity risk as well as provide a differentiated metabolic, distribution and physiochemical profile.

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
•
Improved solubility and reduced lipophilicity compared to THB001; and
•
Favorable pharmacokinetic profile with long circulating half-life.

In nonclinical studies, THB335 demonstrated the ability to deplete mast cells across different tissue types, which we believe supports the ability for an oral small molecule KIT inhibitor to potentially treat a range of mast cell-mediated skin, respiratory and gastrointestinal conditions.

Since our inception in 2019, we have devoted substantially all of our efforts to organizing and staffing our company, business planning, raising capital, establishing our intellectual property portfolio, acquiring or discovering product candidates, research and development activities for THB001, THB335 and other compounds, establishing arrangements with third parties for the manufacture of our product candidates and component materials, and providing general and administrative support for these operations. We do not have any products approved for sale and have not generated any revenue from product sales. To date, we have financed our operations primarily with proceeds from sales of shares of our redeemable convertible preferred stock and our initial public offering, or the IPO, of our common stock. Our primary uses of capital are, and we expect will continue to be, research and development services, compensation and related expenses, and general overhead costs.

We have incurred significant operating losses since inception. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of our product candidates. Our net losses were $35.2 million and $30.8 million for the year ended December 31, 2022 and 2023, respectively. As of December 31, 2023, we had an accumulated deficit of $114.2 million. We expect to continue to incur net operating losses for at least the next several years, and we expect our research and development expenses, general and administrative expenses, and capital expenditures will increase substantially in connection with our ongoing activities, particularly if, and as, we:

•
advance THB335 and any oral future KIT inhibitor product candidates through nonclinical studies and clinical development;
•
conduct additional nonclinical studies and clinical trials for THB335 in additional potential indications;
•
discover and develop new product candidates;
•
obtain, expand, maintain, defend and enforce our intellectual property portfolio;
•
manufacture, or have manufactured, nonclinical, clinical and potentially commercial supplies of THB335 and any oral future KIT inhibitor product candidates;
•
seek regulatory approvals for THB335 and any oral future KIT inhibitor product candidates;
•
establish a sales, marketing and distribution infrastructure to commercialize THB335 and any oral future KIT inhibitor product candidates, if approved;
•
identify additional compounds or product candidates and acquire rights from third parties to those compounds or product candidates through licenses;
•
hire additional clinical, scientific and management employees, as well as administrative staff to support the growth of our business;
•
add operational, financial and management information systems and employees;
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

As a result, we will need substantial additional funding to support our continuing operations and pursue our growth strategy. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through equity offerings, debt financings or other capital sources, which could include collaborations, strategic alliances or additional licensing arrangements. We may be unable to raise additional funds or enter into such arrangements when needed, on favorable terms, or at all. Our failure to raise capital or enter into such agreements as, and when, needed, could have a material adverse effect on our business, results of operations and financial condition, including requiring us to have to delay, reduce or eliminate product development or future commercialization efforts. The amount and timing of our future funding requirements will depend on many factors including the successful advancement of any oral future KIT inhibitor product candidates. Our ability to raise additional funds may also be adversely impacted by potential worsening global economic conditions and disruptions to and volatility in the credit and financial markets in the United States and worldwide, such as those resulting from the government closure of SVB and liquidity concerns at other financial institutions, from potential recessions, a potential temporary federal government shutdown, health epidemics, the war in Ukraine and conflict in Israel and the Middle East, and increasing interest rates and rates of inflation.

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

We oversee and manage third party CDMOs, to support the development and manufacture of any oral future KIT inhibitor product candidates for our clinical trials. The manufacturing process has readily-sourced available raw materials and straightforward scalability. We believe our current manufacturers are able to supply the upcoming clinical trials and additional CDMOs may be on-boarded at later stages of clinical and commercial development.

As of December 31, 2023, we had $269.1 million in cash and cash equivalents. We believe that our existing cash and cash equivalents, will be sufficient to fund our operations and capital expenses through at least 2026. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See the subsection titled “Liquidity and Capital Resources.”

License Agreement with Novartis International Pharmaceutical Ltd.

On June 28, 2019, we entered into the Novartis Agreement. Pursuant to the Novartis Agreement, Novartis granted us an exclusive, worldwide, sublicensable (subject to certain requirements therein) license under specified patent rights and know-how related to three licensed compounds to develop, make, use and sell certain products incorporating or comprising a licensed compound, including THB001 and THB335, or the Licensed Products. Under the Novartis Agreement, we are solely responsible for all research, development, regulatory and commercialization activities related to the Licensed Products. We are required to use commercially reasonable efforts to develop and seek regulatory approval for, and commercialize, at least one Licensed Product in the United States, France, Germany, Italy, Spain, the United Kingdom, and Japan.

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

For a more detailed description of this agreement, see Note 6 to our audited consolidated financial statements included elsewhere in this Annual Report.

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

Direct Costs

•
expenses incurred under agreements with CROs, that are primarily engaged in the oversight and conduct of our clinical trials; CDMOs, that are primarily engaged to provide drug substance and product for our clinical trials, research and development programs, as well as investigative sites and consultants that conduct our clinical trials, nonclinical studies and other scientific development services;
•
the cost of acquiring and manufacturing nonclinical and clinical trial materials, including manufacturing registration and validation batches;
•
costs of outside consultants, including their fees, stock-based compensation and related travel expenses;
•
costs related to compliance with quality and regulatory requirements; and
•
payments made under third-party licensing agreements.

Indirect Costs

•
Employee-related expenses including, salaries, benefits, stock-based compensation and other related costs for individuals involved in research and development activities; and
•
facilities and other expenses not directly tied to a program.

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

A significant portion of our research and development costs to date have been third-party costs, which we track on an individual product candidate basis after a clinical product candidate has been identified. Our indirect research and development costs are primarily employee-related costs and facilities and other costs. Employees and infrastructure are not directly tied to any one program and are deployed across our programs. As such, we do not track these costs on a specific program basis. We utilize third party contractors for our research and development activities and CDMOs for our manufacturing activities and we do not have our own laboratory or manufacturing facilities.

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

General and Administrative

General and administrative expenses consist primarily of employee-related expenses, including salaries, benefits and stock-based compensation expenses for employees in executive and other administrative functions. Other significant general and administrative expenses include legal fees relating to patent, intellectual property and corporate matters, and fees paid for accounting, consulting and other professional services, and expenses for rent, insurance and other operating costs.

We expect that our general and administrative expenses will continue to increase in the foreseeable future as our business expands to support our continued research and development activities, including any future clinical trials. These increases will likely include increased costs related to the hiring of additional employees and fees to outside consultants, among other expenses. We also anticipate increased expenses associated with being a public company, including costs for audit, legal, regulatory and tax-related services related to compliance with the rules and regulations of the Securities and Exchange Commission, or SEC, listing standards applicable to companies listed on a national securities exchange, director and officer insurance premiums and investor relations costs. In addition, if we obtain regulatory approval for our current product candidate or any product candidates we may develop in the future and do not enter into a third-party commercialization collaboration, we expect to incur significant expenses related to building a sales and marketing team to support product sales, marketing and distribution activities.

Total Other (Income) Expense, Net

Other income primarily consists of interest income generated from interest bearing money market accounts and U.S. Treasury Securities.

Income Taxes

Since our inception, we have not recorded any income tax benefits for the net losses we have incurred in each period or for our earned research and development tax credits, as we believe, based upon the weight of available evidence, that it is more likely than not that all of our net operating loss carryforwards and tax credits will not be realized. As of December 31, 2023, we had U.S. federal and state net operating loss carryforwards of $44.0 million and $43.6 million, respectively, which may be available to offset future income tax liabilities and expire at various dates beginning in 2039. As of the years ended December 31, 2022 and 2023, we have recorded a full valuation allowance against our deferred tax assets.

Results of Operations

Comparison of the year ended December 31, 2022 and 2023

The following table summarizes our results of operations for each of the periods presented (in thousands, except percentages):

	Year Ended December 31,
	2022	2023	$ Change	% Change
Operating expenses:
Research and development	$24,407	$23,964	$(443)	(2%)
General and administrative	13,301	19,990	6,689	50
Total operating expenses	37,708	43,954	6,246	17
Loss from operations	37,708	43,954	6,246	17
Other income, net:
Interest income	(2,555)	(13,108)	(10,553)	*
Other (income) expense	2	(22)	(24)	*
Total other (income) expense, net	(2,553)	(13,130)	(10,577)	*
Net loss	$35,155	$30,824	$(4,331)	(12%)

* Percentage not meaningful.

Research and Development Expenses

The following table summarizes our research and development expenses for each of the periods presented (in thousands, except percentages):

	Year Ended December 31,
	2022	2023	$ Change	% Change
Direct costs:
THB001	$11,130	$3,877	$(7,253)	(65%)
Other discovery and development	7,129	4,374	(2,755)	(39)
THB335	—	3,827	3,827	*
Indirect costs:
Employee-related	6,023	10,845	4,822	80
Facilities and other	125	1,041	916	*
Total research and development expenses	$24,407	$23,964	$(443)	(2%)

* Percentage not meaningful.

Research and development expenses decreased by $0.4 million from $24.4 million for the year ended December 31, 2022 to $24.0 million for the year ended December 31, 2023. The decrease was primarily attributable to the following:

•
a $7.2 million decrease in costs related to the clinical development of THB001, of which the Phase1b clinical trial phase was discontinued in December 2022; and
•
a $2.7 million decrease in other discovery and development costs, as the Company has shifted to the clinical development of THB335.

These decreases were partially offset by:

•
a $3.8 million increase in costs related to the clinical development of THB335, our next-generation oral small molecule wild-type KIT inhibitor product candidate which we announced in July 2023;
•
a $4.8 million increase in employee related costs, including a $3.8 million in stock-based compensation expense, primarily due to an increase in headcount in 2023 to support the advancement of our developmental efforts; and
•
a $0.9 million increase in facilities and other costs, driven by the increase in office space.

General and Administrative Expenses

General and administrative expenses increased by $6.7 million from $13.3 million for the year ended December 31, 2022 to $20.0 million for the year ended December 31, 2023, primarily attributable to increased costs associated with being a public company and employee-related expenses, including stock-based compensation.

Total Other (Income) Expense, Net

Total other (income) expense, net increased by approximately $10.5 million from $2.6 million of income for the year ended December 31, 2022 to $13.1 million of income for the year ended December 31, 2023. This increase was primarily attributable to increases in interest income associated with our money market accounts.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have incurred significant losses in each period and on an aggregate basis. We have not yet commercialized any product candidates, and we do not expect to generate revenue from sales of any product candidates or from other sources for several years, if at all.

On September 19, 2022, we completed our IPO at which time we issued 12,535,000 shares of common stock, including the exercise in full by the underwriters of their option to purchase up to 1,635,000 additional shares of common stock, at a public offering price of $17.00 per share. We received $198.2 million, net of underwriting discounts and commissions, but before deducting offering costs payable by the Company, which were $2.3 million. Prior to our IPO, we funded our operations primarily with gross proceeds from sales of our redeemable convertible preferred stock.

As of December 31, 2023, we had $269.1 million in cash and cash equivalents, and we had an accumulated deficit of $114.2 million.

In October 2023, we filed a shelf registration statement on Form S-3, or the Shelf Registration Statement, which became effective in October 2023. The Shelf Registration Statement permits the offering of up to $400.0 million aggregate dollar amount of shares of our common stock or preferred stock, debt securities, warrants to purchase our common stock, preferred stock or debt securities, subscription rights to purchase our common stock, preferred stock or debt securities and/or units consisting of some or all of these securities, in one or more offerings and in any combination. In connection with the Shelf Registration Statement, we entered into an Open Market Sales AgreementSM, or the Sales Agreement, with Jefferies LLC, as the sales agent, pursuant to which we may offer and sell shares of our common stock having an aggregate offering amount of up to $150.0 million. The $150.0 million of common stock that may be issued and sold pursuant to the Sales Agreement is included in the $400.0 million of securities that may be issued and sold pursuant to the Shelf Registration Statement. We will pay Jefferies LLC a commission rate of up to 3.0% of the gross proceeds from the sale of any shares of common stock pursuant to the Sales Agreement. We have not sold any shares pursuant to the Sales Agreement and have $150.0 million remaining under the Sales Agreement.

Cash Flows

The following table provides information regarding our cash flows for each of the periods presented (in thousands):

	Year Ended December 31,
	2022	2023
Net cash used in operating activities	$(34,917)	$(20,425)
Net cash used in investing activities	(36)	(169)
Net cash provided by financing activities	195,991	799
Net increase (decrease) in cash, cash equivalents and restricted cash	$161,038	$(19,795)

Net Cash Used in Operating Activities

Net cash used in operating activities for the year ended year ended December 31, 2022 was $34.9 million, and was primarily due to our net loss of $35.2 million, adjusted for $4.8 million non-cash stock-based compensation expense, an increase of $1.0 million in other assets relating to deferred compensation, and net changes in working capital of $3.5 million.

Net cash used in operating activities for the year ended December 31, 2023 was $20.4 million, and was primarily due to our net loss of $30.8 million, adjusted for $9.6 million stock-based compensation expense, a net impact of $0.2 million from the noncash operating lease expense and operating lease liabilities, and net changes in working capital of $0.6 million.

Net Cash Used in Investing Activities

Net cash used in investing activities for the year ended December 31, 2022 and 2023 was $36 thousand and $0.2 million, respectively, and was related to purchases of property, plant, and equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the year ended December 31, 2022 was $196.0 million, resulting entirely from proceeds received from the issuance and sale of shares from our IPO, net of issuance costs and underwriting fees.

Net cash provided by financing activities for the year ended December 31, 2023 was $0.8 million, related to proceeds from the exercise of stock options which were offset by payment of deferred offering costs.

Funding Requirements

Our primary uses of capital are, and we expect will continue to be, research and development services, compensation and related expenses and general overhead costs. We expect to continue to incur significant expenses and operating losses for the foreseeable future, including additional costs associated with operating as a public company.

Based on our current operating plan, we believe that our existing cash and cash equivalents, will be sufficient to fund our operations and capital expenses through at least 2026. However, we have based this estimate on assumptions that may prove to be wrong, and we could exhaust our capital resources sooner than we expect.

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
•
the cost of regulatory submissions and timing of regulatory approvals if any;
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
•
the cost of commercialization activities if THB335 or any oral future KIT inhibitor product candidates are approved for sale, including marketing, sales and distribution costs;
•
our efforts to enhance operational systems and hire additional employees, including employees to support development of our product candidates; and
•
our need to implement additional internal systems and infrastructure, including financial and reporting systems to satisfy our obligations as a public company.

A change in the outcome of any of these or other variables with respect to the development of THB335 or any oral future KIT inhibitor product or development candidates we may develop in the future could significantly change the costs and timing associated with our development plans. Further, our operating plans may change in the future, and we may need additional funds to meet operational needs and capital requirements associated with such operating plans.

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

Lease Obligations

On October 21, 2022, the Company entered into two separate lease agreements, one for office space located in Cambridge, Massachusetts, or the Cambridge Lease Agreement, and one for office space located in San Francisco, California, or the San Francisco Lease Agreement. The Cambridge Lease Agreement and the San Francisco Lease Agreement each commenced in December 2022, and each have an initial term of 63 months. The aggregate estimated rental payments due over the initial term of the Cambridge Lease Agreement is approximately $4.0 million, and the aggregate estimated rental payments due over the initial term of the San Francisco Lease Agreement is approximately $1.8 million. For additional information regarding the lease accounting policies see Note 2 to our consolidated financial statements included elsewhere in this Annual Report and for additional information regarding the lease obligations see Note 11 to our consolidated financial statements included elsewhere in this Annual Report.

Purchase and Other Obligations

We enter into contracts in the normal course of business with CROs, CDMOs, and other third-party vendors for nonclinical research studies and testing, clinical trials and testing and manufacturing services. Most contracts do not contain minimum purchase commitments and are cancellable by us upon written notice. Payments due upon cancellation consist of payments for services provided or expenses incurred, including non-cancellable obligations of our service provided up to one year after the date of cancellation.

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

82

While our accounting policies are described in more detail in the notes to our consolidated financial statements included elsewhere in this Annual Report, we believe the following accounting policies used in the preparation of our financial statements require the most significant judgments and estimates.

Accrued and Prepaid Research and Development Expenses

As part of the process of preparing our financial statements, we are required to estimate our accrued and prepaid third-party research and development expenses as of each balance sheet date. This process involves reviewing open contracts and purchase orders, communicating with our employees to identify services that have been performed on our behalf, and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of the actual cost. The majority of our service providers invoice us monthly in arrears for services performed or when contractual milestones are met. We make estimates of our accrued and prepaid expenses as of each balance sheet date based on facts and circumstances known to us at that time. We periodically confirm the accuracy of our estimates with the service providers and make adjustments if necessary. The significant estimates in our accrued and prepaid research and development expenses include the costs incurred for services performed by our vendors in connection with research and development activities for which we have not yet been invoiced.

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

83

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

The fair value of each restricted common stock award is estimated on the date of grant based on the fair value of our common stock on that same date. See Note 8 to our consolidated financial statements included elsewhere in this Annual Report for information concerning certain of the specific assumptions we used in applying the Black-Scholes option pricing model to determine the estimated fair value of our stock options granted in the years ended December 31, 2022 and 2023.

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

Internal Controls Over Financial Reporting

A company’s internal control over financial reporting is a process designed by, or under the supervision of, a company’s principal executive and principal financial officers, or persons performing similar functions, and effected by a company’s board of directors, management and other employees to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. A material weakness is a significant deficiency, or a combination of significant deficiencies, in internal control over financial reporting such that it is reasonably possible that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

During the preparation of our consolidated financial statements for the year ended December 31, 2021, we identified a material weakness in our internal control over financial reporting. The material weakness has not yet been fully remediated and the same weakness remained at the time of the preparation of our financial statements for the years ended December 31, 2022 and 2023. The material weakness we identified related to the lack of segregation of duties, certain system limitations in our accounting software and the overall control environment as we had insufficient internal resources with appropriate accounting and finance knowledge and expertise to design, implement, document and operate effective internal controls around our financial reporting process.

84

We have implemented, and continue to implement measures designed to improve our internal control over financial reporting to remediate the control deficiencies that led to this material weakness identified above, including designing and formalizing processes and internal control documentation and strengthening supervisory reviews by our financial management; increasing the depth and experience within our accounting and finance organization and engaging financial consultants to enable the implementation of internal control over financial reporting and segregating duties amongst accounting and finance employees. In addition, we have implemented an accounting software system designed with functionality to segregate incompatible accounting duties.

We cannot be certain that the measures we have taken to date, and actions we may take in the future, will be sufficient to remediate our material weakness, or prevent restatements of our financial statements in the future. If we are unable to successfully remediate our material weakness, or identify any future material weaknesses, the accuracy and timing of our financial reporting may be adversely affected, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports, and the market price of our common stock may decline as a result.

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

85

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. We had cash and cash equivalents of $269.1 million as of December 31, 2023, which consisted primarily of money market funds and U.S. Treasury-backed securities.

Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our cash equivalents are in the form of standard checking accounts and amounts held in money market funds that are invested in U.S. Treasury securities. Interest income is sensitive to changes in the general level of interest rates and our cash and cash equivalents are subject to interest rate risk and could fall in value if market interest rates increase.

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

Effects of Inflation

Inflation generally affects us by increasing our cost of labor and clinical trial costs. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, we may experience some effect in the near future (especially if inflation rates continue to rise) due to an impact on the costs to conduct clinical trials, labor costs we incur to attract and retain qualified employees, and other operational costs. Inflationary costs could adversely affect our business, financial condition and results of operations.

86

Item 8. Financial Statements and Supplementary Data.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Audited Consolidated Financial Statements for the Years Ended December 31, 2022 and 2023:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Third Harmonic Bio, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Third Harmonic Bio, Inc. and subsidiaries (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of operations, changes in redeemable convertible preferred stock and shareholders' equity (deficit), and cash flows, for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

March 25, 2024

We have served as the Company's auditor since 2022.

THIRD HARMONIC BIO, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31, 2022	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$288,877	$269,070
Prepaid expenses and other current assets	3,958	3,376
Total current assets	292,835	272,446
Restricted cash	441	453
Property and equipment, net	35	169
Right of use asset	4,327	3,763
Other assets, noncurrent	1,037	880
Total assets	$298,675	$277,711
Liabilities, redeemable convertible preferred stock and stockholders’ equity
Current liabilities:
Accounts payable	$2,087	$1,838
Accrued expenses and other current liabilities	3,181	2,835
Operating lease liability, current	385	745
Total current liabilities	5,653	5,418
Operating lease liability, noncurrent	3,954	3,208
Total liabilities	9,607	8,626
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock, $0.0001 par value, 500,000,000 shares authorized at December 31, 2022 and December 31, 2023; 39,377,222 and 40,104,937 shares issued and outstanding at December 31, 2022 and December 31, 2023, respectively	4	4
Additional paid-in capital	372,460	383,301
Accumulated deficit	(83,396)	(114,220)
Total stockholders’ equity	289,068	269,085
Total liabilities and stockholders’ equity	$298,675	$277,711

The accompanying notes are an integral part of these consolidated financial statements.

THIRD HARMONIC BIO, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2022	2023
Operating expenses:
Research and development	$24,407	$23,964
General and administrative	13,301	19,990
Total operating expenses	37,708	43,954
Loss from operations	37,708	43,954
Other income, net:
Interest income	(2,555)	(13,108)
Other (income) expense	2	(22)
Total other (income) expense, net	(2,553)	(13,130)
Net loss	$35,155	$30,824
Net loss per share of common stock, basic and diluted	$2.45	$0.78
Weighted-average number of common stock outstanding, basic and diluted	14,353,102	39,645,392

The accompanying notes are an integral part of these consolidated financial statements.

THIRD HARMONIC BIO, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ (DEFICIT) EQUITY

(In thousands, except share amounts)

	Redeemable Convertible Preferred Stock
	Series A-1		Series A-2		Series A-3		Series B		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit) and Equity
Balance at December 31, 2021	13,970,000	$12,574	13,750,000	$19,476	7,812,501	$33,288	14,091,686	$104,846	4,237,290	$1	$1,534	$(48,241)	$(46,706)
Vesting of restricted stock	—	—	—	—	—	—	—	—	624,334	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	4,751	—	4,751
Exercise of stock options	—	—	—	—	—	—	—	—	13,282	—	107	—	107
Conversion of convertible preferred stock into common stock upon closing of initial public offering	(13,970,000)	(12,574)	(13,750,000)	(19,476)	(7,812,501)	(33,288)	(14,091,686)	(104,846)	21,967,316	2	170,184	—	170,186
Issuance of common stock upon closing of initial public offering, net of issuance costs and underwriting fees of $2.3M	—	—	—	—	—	—	—	—	12,535,000	1	195,884	—	195,885
Net loss	—	—	—	—	—	—	—	—	—	—	—	(35,155)	(35,155)
Balance at December 31, 2022	—	$—	—	$—	—	$—	—	$—	39,377,222	$4	$372,460	$(83,396)	$289,068

THIRD HARMONIC BIO, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

(continued)

	Redeemable Convertible Preferred Stock
	Series A-1		Series A-2		Series A-3		Series B		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2022	—	$—	—	$—	—	$—	—	$—	39,377,222	$4	$372,460	$(83,396)	$289,068
Vesting of restricted stock	—	—	—	—	—	—	—	—	402,466	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	9,577	—	9,577
Exercise of stock options	—	—	—	—	—	—	—	—	325,249	—	1,264	—	1,264
Net loss	—	—	—	—	—	—	—	—	—	—	—	(30,824)	(30,824)
Balance at December 31, 2023	—	$—	—	$—	—	$—	—	$—	40,104,937	$4	$383,301	$(114,220)	$269,085

The accompanying notes are an integral part of these consolidated financial statements.

THIRD HARMONIC BIO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2022	2023
Cash flows from operating activities:
Net loss	$(35,155)	$(30,824)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	4,751	9,577
Depreciation expense	1	35
Noncash operating lease expense	37	564
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(3,071)	582
Other assets	(1,037)	622
Accounts payable	290	(249)
Accrued expenses and other current liabilities	(708)	(346)
Operating lease liabilities	(25)	(386)
Net cash used in operating activities	(34,917)	(20,425)
Cash flows from investing activities:
Purchase of property and equipment	(36)	(169)
Net cash used in investing activities	(36)	(169)
Cash flows from financing activities:
Payment of offering costs	(2,294)	(465)
Proceeds from issuance of common stock in initial public offering, net of issuance costs and underwriting fees	198,178	—
Proceeds from the exercise of stock options	107	1,264
Net cash provided by financing activities	195,991	799
Net increase (decrease) in cash, cash equivalents and restricted cash	161,038	(19,795)
Cash, cash equivalents and restricted cash at beginning of period	128,280	289,318
Cash, cash equivalents and restricted cash at end of period	$289,318	$269,523

Supplemental disclosure of cash flows:
Right of use asset obtained in exchange for operating lease liability	$4,364	$—
Conversion of preferred stock into common stock	$170,184	$—

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

The Company is subject to risks and uncertainties common to early-stage companies in the biotechnology industry, including, but not limited to, completion and success of clinical testing, development by competitors of new technological innovations, compliance with governmental regulations, dependence on key employees and protection of proprietary technology and the ability to secure additional capital to fund operations. Development of a drug candidate requires extensive research and development and clinical testing prior to regulatory approval and commercialization. These efforts require significant amounts of additional capital, adequate employees, and infrastructure and extensive compliance-reporting capabilities. Even if the Company’s drug development efforts are successful, it is uncertain when, if ever, the Company will realize significant revenue from product sales.

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

Since its inception, the Company has funded its operations primarily with proceeds from sales of shares of its redeemable convertible preferred stock and most recently with proceeds from the IPO. The Company has incurred recurring losses since its inception, including net losses of $35.2 million and $30.8 million for the years ended December 31, 2022 and 2023, respectively. As of December 31, 2023, the Company had an accumulated deficit of $114.2 million. To date the Company has not generated any revenues and expects to continue to generate operating losses for the foreseeable future. As of the issuance date of these consolidated financial statements, the Company expects that its existing cash and cash equivalents of $269.1 million as of December 31, 2023, will be sufficient to fund its operating expenses and capital expenditure requirements for at least the next 12 months from the issuance date of these consolidated financial statements.

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

Management prepared a quantitative and qualitative analysis of the error in accordance with SEC Staff Accounting Bulletin Nos. 99 and 108, or SAB 99/108, and concluded the impact of the error was not material to any of the previously reported periods. As a result, and in accordance with SAB 99/108, management has corrected the error in this Annual Report by presenting the correct WASO and basic and fully diluted loss per share on the face of the Company’s Condensed Consolidated Statements of Operations impacted by the error. Management also plans to correct the error for any relevant future periods.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of 90 days or less at acquisition to be cash equivalents. Cash and cash equivalents include standard checking accounts, amounts held in money market funds and U.S. Treasury-backed securities. These accounts are guaranteed by the Federal Deposit Insurance Corporation, or FDIC, up to $250,000 per account per institution. At December 31, 2023 we held deposits in excess of FDIC insured limits.

Restricted Cash

As of December 31, 2022 and 2023 the Company was required to maintain a separate cash balance of $0.4 million and $0.5 million in the form of a letter of credit, respectively, for the benefit of the landlords in connection with the Company's Prospect Street office space lease in Cambridge, Massachusetts, or the Prospect Street Lease, and the Company's Montgomery Street office space lease in San Francisco, California, or the Montgomery Street Lease. The letters of credit are each classified as restricted cash (non-current) on the consolidated balance sheets (see Note 11).

	December 31, 2022	December 31, 2023
Cash and cash equivalents	$288,877	$269,070
Restricted cash	441	453
Cash, cash equivalents and restricted cash	$289,318	$269,523

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

The Company is dependent on third-party Contract Development and Manufacturing Organizations, or CDMOs, and Contract Research Organizations, or CROs, with whom it does business. In particular, the Company relies and expects to continue to rely on a small number of manufacturers to supply it with its requirements of active pharmaceutical ingredients and formulated drugs in order to perform research and development activities in its programs. The Company also relies on a limited number of third-party CROs to perform research and development activities on its behalf. These programs could be adversely affected by significant interruption from these providers.

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

Research and Development Expenses

Research and development costs are charged to expense as incurred. Research and development expenses are comprised of costs incurred in performing research and development activities, including employee-related costs, stock-based compensation expense, clinical trial costs, contracted research services, research-related manufacturing, and other external costs.

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

The fair value of each stock option is estimated on the grant date using the Black-Scholes option pricing model, which requires inputs based on certain subjective assumptions, including:

•
Fair Value of Common Stock—Prior to the Company's IPO, the Company determined that based on the stage of development and other relevant factors, it was most appropriate to prepare the common stock valuations using the option-pricing method, or OPM, which used a market approach to estimate our enterprise value. As a public company, the Company determines the fair value of the common stock based on the quoted market price of the common stock.
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

Interest and penalties are recognized related to unrecognized tax benefits on the income tax expense line in the accompanying consolidated statement of operations. As of December 31, 2022 and 2023, no accrued interest or penalties are included on the related tax liability line in the consolidated balance sheet.

Comprehensive Loss

Comprehensive loss includes net loss as well as other changes in stockholders’ deficit that result from transactions and economic events other than those with stockholders. For the years ended December 31, 2022 and 2023, there was no difference between net loss and comprehensive loss and accordingly a statement of comprehensive loss is not presented.

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

The Company’s redeemable convertible preferred stock contractually entitled the holders of such shares to participate in dividends but did not contractually require the holders of such shares to participate in losses of the Company. Accordingly, in periods in which the Company reports a net loss attributable to common stockholders, such losses are not allocated to such participating securities. In periods in which the Company reports a net loss attributable to common stockholders, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders, since dilutive common shares are not assumed to have been issued if their effect is antidilutive. The Company reported a net loss attributable to common stockholders for years ended December 31, 2022, and 2023.

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

There were not any accounting pronouncements issued by the FASB that were adopted by the Company during the year ended December 31, 2023.

Recently Issued Accounting Pronouncements Not Yet Adopted

In December 2023, the FASB, issued ASU No. 2023-09, Income Taxes (Topic 740), Improvements to Income Tax Disclosures, or ASU 2023-09, to enhance the transparency and decision usefulness of income tax disclosures. The enhancement will provide information to better assess how an entity's operations and related tax disclosures, including total income taxes paid, to evaluate income tax risks and opportunities. ASU No. 2023-09 is effective for fiscal years beginning after December 15, 2024 and early adoption is permitted. The Company is currently evaluating the impact ASU No. 2023-09 will have on its consolidated financial statements and related disclosures.

In November 2023, the FASB, issued ASU No. 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures, or ASU 2023-07, to improve reportable segment disclosure requirements. The amendment introduced new requirements to disclose significant segment expenses regularly provided to the chief operating decision maker, or CODM, and extend certain annual disclosures to interim periods. Entities with a single reportable segment must apply ASC 280 in its entirety, are permitted to report more than one measure of segment profit or loss under certain conditions and are required to disclose the title and position of the CODM. ASU No. 2023-07 is effective for fiscal years beginning December 15, 2023 and interim periods within fiscal years after December 15, 2024 and early adoption is permitted. The Company is currently evaluating the impact ASU No. 2023-07 will have on its consolidated financial statements and related disclosures.

3. Fair Value Measurements

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis (in thousands):

		December 31, 2022
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Observable Inputs (Level 3)
Money market funds	$286,580	$286,580	$—	$—
Total financial assets	$286,580	$286,580	$—	$—

		December 31, 2023
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Observable Inputs (Level 3)
Money market funds	$140,093	$140,093	$—	$—
U.S. treasury securities	125,841	125,841	—	—
Total financial assets	$265,934	$265,934	$—	$—

As of December 31, 2022 and December 31, 2023, the Company had no financial liabilities that required fair value measurement. As of December 31, 2022 and December 31, 2023, the Company’s cash equivalents consisted of money market funds classified as Level 1 financial assets, as these assets are valued using quoted market prices in active markets without any valuation adjustment. As of December 31, 2023, the Company held U.S. treasury bills, which are included in cash, cash equivalents and restricted cash as their maturity is 90 days or less at acquisition and are considered Level 1 category assets as there are quoted prices in active markets.

During the year ended December 31, 2022 and year ended December 31, 2023 there were no transfers or reclassifications between fair value measurement levels of assets or liabilities. The carrying values of prepaid expenses and other current assets, accounts payable and accrued expenses and other current liabilities approximate their fair values due to the short-term nature of these assets and liabilities.

4. Property, Plant and Equipment

Property, plant and equipment consisted of the following (in thousands):

	December 31, 2022	December 31, 2023
Construction in progress	$16	$—
Leasehold improvement	—	109
Office furniture	—	44
Computer equipment	20	51
Property, plant and equipment, gross	36	204
Less: Accumulated depreciation	(1)	(35)
Property, plant and equipment, net	$35	$169

Depreciation expense was immaterial for the each of the years ended December 31, 2022 and 2023, which has been recorded within general and administrative expenses.

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31, 2022	December 31, 2023
Accrued research and development expenses	$1,444	$169
Employee compensation and related benefits	1,165	2,232
Professional fees	339	394
Other	233	40
Total accrued expenses and other current liabilities	$3,181	$2,835

6. Novartis Agreement

On June 28, 2019, the Company entered into a License Agreement, or the Novartis Agreement, with Novartis Pharma AG, formerly known as Novartis International Pharmaceutical Ltd, or Novartis. Pursuant to the Novartis Agreement, the Company has been granted an exclusive, worldwide, royalty-bearing, sublicensable license under specified patent rights and know-how related to two licensed compounds, to develop, make, use and sell certain products incorporating or comprising a licensed compound, including THB001 and THB335, to certain intellectual property rights owned or controlled by Novartis, or the Licensed IP, to research, develop, make, use, sell, and commercialize products containing the Licensed IP.

Under the Novartis Agreement, the Company is solely responsible for all research, development, regulatory and commercialization activities related to the Licensed IP. The Company is required to use commercially reasonable efforts to develop and seek regulatory approval for, and commercialize, at least one licensed product in each of the United States, France, Germany, Italy, Spain, the United Kingdom, and Japan.

In exchange for these rights, the Company made an upfront cash payment of $0.4 million and issued 3,449,808 shares of Series A-1 Preferred Stock with a fair value of $3.0 million to Novartis. Upon entering into the Novartis Agreement in 2019, the total initial consideration of $3.4 million transferred to Novartis was charged to expenses as research and development expense. The Company determined that the Novartis Agreement represented an asset acquisition as it did not meet the definition of a business. The Company recorded the initial consideration transferred to Novartis as research and development expense in the statement of operations because the acquired Licensed IP represented in-process research and development with no alternative future use.

In addition, under the Novartis Agreement, an anti-dilution right was issued to Novartis, in which Novartis is entitled to receive shares of Series A-1 Preferred Stock, guaranteeing them a 15% ownership interest of the fully diluted capitalization of the Company. The Company was obligated to issue additional shares of Series A-1 Preferred Stock until the Company had (1) raised aggregate cumulative proceeds of $30.0 million from sales of equity securities since its inception; or (2) issued and sold any securities that generate proceeds in excess of $30.0 million. Additionally, the Company was not obligated to issue more than 6,383,142 shares of the Series A-1 Preferred Stock to Novartis under the anti-dilution right. The Company assessed the Novartis anti-dilution right and determined that the right (i) meets the definition of a freestanding financial instrument that is not indexed to the Company’s own stock and (ii) meets the definition of a derivative and does not qualify for equity classification. The initial fair value of the anti-dilution right liability of $1.0 million was recorded as research and development expense in July 2019, as part of the initial consideration in the license agreement. The Company remeasured the liability associated with the anti-dilution right at each reporting date and at each issuance of Series A-1 Preferred Stock under the anti-dilution right. Changes in the fair value were recorded as other income and expense in the statement of operations until the anti-dilution right was satisfied in February 2021 upon the Company raising aggregate cumulative proceeds of $30.0 million in sales of equity securities. As part of the anti-dilution right, the Company issued a total of 5,970,000 shares of Series A-1 Preferred Stock to Novartis. No expense has been recognized in any periods subsequent to the satisfaction of the anti-dilution liability which was satisfied in February 2021.

Under the Novartis Agreement, the Company is obligated to make aggregate milestone payments of up to $231.7 million related to the achievement of specified development, commercialization, and sales milestones. The Company records the milestone payments as research and development expenses when the milestones occur and consideration is paid or becomes payable. As of December 31, 2023, the Company has made two development milestone payments under the Novartis Agreement totaling $1.0 million, of which $0.4 million was achieved and paid in 2019, and $0.6 million was achieved and paid in 2020, which have been recorded as research and development expense. No other milestones have occurred or have been paid under the Novartis Agreement.

As part of the Novartis Agreement, the Company also agreed to pay tiered royalties based on future net sales of all products licensed under the agreement, of which the royalty percentage ranged within the single digits.

7. Stockholder's Equity (Deficit)

Common stock

As of December 31, 2022 and 2023, the Company’s Amended and Restated Certificate of Incorporation authorized the Company to issue 500,000,000 shares of common stock, with a par value of $0.0001, respectively. The voting, dividend and liquidation rights of the holders of the Company’s common stock were subject to and qualified by the rights, preferences and privileges of the holders of the redeemable convertible preferred stock.

The holders of the common stock are entitled to one vote for each share of common stock held on all matters submitted to a vote of stockholders. There are not cumulative voting rights for the election of directors in the restated certificate of incorporation, which means that holders of a majority of the shares of the common stock will be able to elect all of the directors. Common stockholders are entitled to receive dividends, as may be declared by the board of directors, or the Board, if any, subject to the preferential dividend rights of redeemable convertible preferred stock. Through December 31, 2023, no cash dividends had been declared or paid.

On September 19, 2022, the Company completed its IPO, at which time the Company issued 12,535,000 shares of common stock, including the exercise in full by the underwriters of their option to purchase up to 1,635,000 additional shares of common stock, at a public offering price of $17.00 per share. The Company received $198.2 million, net of underwriting discounts and commissions, but before deducting offering costs payable by the Company, which were $2.3 million. Upon the closing of the IPO, all outstanding shares of redeemable convertible preferred stock converted into 21,967,316 shares of common stock (see Note 7). As of December 31, 2022 and December 31, 2023, there were 39,377,222 and 40,104,937 shares of common stock issued and outstanding, respectively.

The following shares of common stock were reserved for issuance as follows:

	December 31, 2022	December 31, 2023
Options to purchase common stock	3,644,500	3,953,149
Unvested restricted common stock	964,992	543,869
Remaining shares reserved for future issuance	3,801,282	5,203,151
Total	8,410,774	9,700,169

Undesignated preferred stock

As of December 31, 2023, the Company’s Amended and Restated Certificate of Incorporation authorized the Company to issue up to 10,000,000 shares of undesignated preferred stock, par value $0.0001 per share. There were no undesignated preferred shares issued or outstanding as of December 31, 2023.

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

Stock Options

The assumptions that the Company used to determine the grant-date fair value of stock options awarded to employees, were as follows for the year ended December 31, 2022 and 2023:

Year Ended December 31,
	2022	2023
Expected term (in years)	5.2-6.5	5.2-7.0
Expected volatility	72.8-83.5%	85.7-88.2%
Risk-free interest rate	1.7-4.2%	3.6-4.6%
Expected dividend yield	—	—

The following table summarizes the Company’s stock option activity since December 31, 2022:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2022	3,644,500	$10.45	9.5	$1,283
Granted	1,663,290	4.45
Exercised	(325,249)	3.88
Forfeited or cancelled	(1,029,392)	3.95
Outstanding as of December 31, 2023	3,953,149	$4.16	8.7	$26,906
Options vested and exercisable as of December 31, 2023	1,225,677	$3.84	8.4	$8,737
Options unvested as of December 31, 2023	2,727,472	$4.31	8.8	$18,169

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock.

The weighted-average grant-date fair value per share of stock options granted during the year ended December 31, 2023 was $3.37. As of December 31, 2023, there was $16.4 million of unrecognized stock-based compensation expense related to unvested stock options, to be recognized over a weighted-average period of 2.6 years.

The total fair value of options vested during the year ended December 31, 2023 was $1.8 million.

Included within the total stock options outstanding are 59,145 stock options to purchase common stock which have performance-based vesting criteria and were granted to certain employees, officers and consultants of the Company on various dates during the years ended December 31, 2020 and 2021, collectively, the Performance Stock Options. Vesting of 37,133 of the Performance Stock Options was contingent on the closing of the Series A-2 Second Tranche, which occurred on February 24, 2021, and vesting of the remaining 97,938 Performance Stock Options was contingent on the closing of the Series A-3 Second Tranche, which occurred on November 15, 2021. The vesting commencement date of the Performance Stock Options was the date in which the performance condition is met, and vesting occurs based on the accelerated attribution method over four years from the vesting commencement date. The Company began to recognize expense associated with the Performance Stock Options on the date in which each respective performance criteria was met and recognized total stock-based compensation expense associated with the Performance Stock Options of less than $0.1 million for the years ended December 31, 2022 and 2023. No expense associated with the Performance Stock Options was recognized prior to the year ended December 31, 2021.

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

A summary of the activity of the restricted common stock since December 31, 2022:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Unvested at December 31, 2022	964,992	$1.34
Granted	—	—
Vested	(402,466)	1.26
Cancelled or forfeited	(18,657)	0.71
Unvested at December 31, 2023	543,869	$1.42

The weighted-average grant-date fair value per share of restricted common stock awards granted during the year ended December 31, 2023 was zero as no shares were granted in the period. The aggregate fair value of restricted stock awards that vested during the year ended December 31, 2023 was $0.5 million. Stock-based compensation expense recognized for the restricted stock granted was $0.9 million for the year ended December 31, 2023. As of December 31, 2023, there was unrecognized expense of $0.6 million related to the restricted stock, which is expected to be recognized over a weighted-average period of 1.6 years.

Stock-Based Compensation Expense

Stock-based compensation expense included in the Company’s consolidated statements of operations was as follows (in thousands):

	Year Ended December 31,
	2022	2023
Research and development	$1,650	$3,760
General and administrative	3,101	5,817
Total stock-based compensation expense	$4,751	$9,577

9. Income Taxes

Income (loss) before provision for income taxes consisted of the following (in thousands):

	Year ended December 31,
	2022	2023
Domestic	$(35,155)	$(30,824)
Foreign	—	—
Loss before provision for income taxes	$(35,155)	$(30,824)

A reconciliation of the Company's statutory income tax rate to the Company's effective income tax rate is as follows:

	Year ended December 31,
	2022	2023
Income at US statutory rate	21.00%	21.00%
State taxes, net of federal benefit	3.60	4.32
Non-deductible Compensation	(3.31)	(4.88)
Tax credits	0.50	3.23
Valuation allowance	(21.78)	(23.53)
Other	(0.01)	(0.14)
	0.00%	0.00%

The net deferred income tax asset balance related to the following (in thousands):

	Year ended December 31,
	2022	2023
Net operating loss carryforwards	$10,336	$11,993
Research and development credits	1,006	2,247
Intangibles	1,422	1,275
Capitalized research and development	5,433	9,110
Right of use liabilities	1,087	967
Stock-based compensation	211	548
Accrued expenses & other	274	535
Total deferred tax assets	19,769	26,675
Right of use assets	(1,084)	(921)
Deferred compensation	(445)	(259)
Other	—	—
Total deferred tax liabilities	(1,529)	(1,180)
Net Deferred Tax assets	18,240	25,495
Valuation allowance	(18,240)	(25,495)
Deferred Tax Assets, Net of Valuation Allowance	$—	$—

As of December 31, 2022 and 2023, the Company had a federal net operating loss carryforward of $38.9 million and $44.0 million, respectively, which can be carried forward indefinitely. As of December 31, 2022 and 2023, the Company has state NOL carryforwards of $34.1 million and $43.6 million, respectively. The state net operating loss carryforwards begin to expire in 2039.

As of December 31, 2023, the Company also has federal and state tax credits of $1.8 million and $0.5 million, which begin to expire in 2039 and 2036, respectively.

The Tax Cuts and Jobs Act contained a provision which requires the capitalization of Section 174 costs incurred in years beginning on or after January 1, 2022. Section 174 costs are expenditures which represent research and development costs that are incident to the development or improvement of a product, process, formula, invention, computer software, or technique. This provision changes the treatment of Section 174 costs such that the expenditures are no longer allowed as an immediate deduction but rather must be capitalized and amortized. The Company has included the impact of this provision, which results in a deferred tax asset of approximately $9.1 million as of December 31, 2023.

Future realization of the tax benefits of existing temporary differences and net operating loss carryforwards ultimately depends on the existence of sufficient taxable income within the carryforward period. As of December 31, 2022 and 2023, the Company performed an evaluation to determine whether a valuation allowance was needed. The Company considered all available evidence, both positive and negative, which included the results of operations for the current and preceding years. The Company determined that it was not possible to reasonably quantify future taxable income and determined that it is more likely than not that all of the deferred tax assets will not be realized. Accordingly, the Company maintained a full valuation allowance as of December 31, 2022 and 2023.

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

The Company records uncertain tax positions as liabilities in accordance with ASC 740 and adjust these liabilities when our judgment changes as a result of the evaluation of new information not previously available. Because of the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from the Company's current estimate of the unrecognized tax benefit liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which new information is available. As of December 31, 2022 and 2023, the Company has not recorded any uncertain tax positions in our financial statements.

The Company recognizes interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying consolidated statement of operations. As of December 31, 2022 and 2023, no accrued interest or penalties are included on the related tax liability line in the consolidated balance sheet.

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

10. Net Loss Per Share

The following table sets forth the computation of the Company’s basic and diluted net loss per share for the periods presented (in thousands, except share and per share amounts):

	Year Ended December 31,
	2022	2023
Numerator:
Net loss	$35,155	$30,824
Net loss attributable to common stockholders, basic and diluted	$35,155	$30,824
Denominator:
Weighted-average number of common shares used in net loss per share, basic and diluted	14,353,102	39,645,392
Net loss per share of common stock, basic and diluted	$2.45	$0.78

The Company excluded the following shares from the computation of diluted net loss per share attributable to common stockholders during the year ended December 31, 2022 and 2023 because including them would have had an anti-dilutive effect:

	Year Ended December 31,
	2022	2023
Options to purchase common stock	3,644,500	3,953,149
Unvested restricted stock	964,992	543,869
Total	4,609,492	4,497,018

11. Leases

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

The Company also leased various office suites on a month-to month basis from Atlas Venture Life Science Advisors, or Atlas, and other third parties during the years ended December 31, 2022. During the year ended December 31, 2022, the Company incurred immaterial short-term lease expense associated with the month-to-month lease. As the Company elected to not recognize leases with a lease term of 12 months or less on the balance sheet, no operating lease right of use assets and liabilities were recognized. During the year ended December 31, 2023, the Company did not incur any short-term lease costs.

During the year ended December 31, 2022 and 2023, the components of operating lease cost were as follows, and are reflected in general and administrative expenses and research and development expenses, as determined by the underlying activities:

	Year Ended December 31,
	2022	2023
Lease Cost:
Operating lease cost	$75	$1,097
Short-term operating lease cost	195	—
Total operating lease cost	$270	$1,097

Variable operating lease costs for the year ended December 31, 2022 and 2023 were immaterial.

The following table summarizes information related to the measurement of the Company's operating leases for the years ended December 31, 2022 and 2023:

	Year Ended December 31,
	2022	2023
Weighted-average remaining lease term	5.20	4.20
Weighted-average discount rate	10.5%	10.5%
Cash paid for amounts included in the measurement of operating lease liabilities	$—	$826

Maturities of operating lease liabilities at December 31, 2023 are as follows (in thousands):

2024	$1,116
2025	1,145
2026	1,176
2027	1,207
Thereafter	238
Total lease payments	4,882
Less: interest	(929)
Total lease liability	$3,953

12. Commitments and Contingencies

Legal Proceedings

From time to time, in the ordinary course of business, the Company is subject to litigation and regulatory examinations as well as information gathering requests, inquiries and investigations. As of December 31, 2022 and 2023, there were no litigation matters which would have a material impact on the Company’s financial results.

13. Related Party Transactions

Entities Affiliated with Atlas Venture Fund XI, L.P.

Entities affiliated with Atlas Venture Fund XI, L.P. are a significant beneficial owner of the Company, holding more than 5% of the total outstanding stock of the Company, as of December 31, 2022 and 2023. The Company leased various office space from Atlas for use in its daily operations through September 2022.

During the year ended December 31, 2022, the Company made immaterial payments associated with the lease agreements with Atlas, which was recorded within the general and administrative expense. There were no payments made to Atlas during the year ended December 31, 2023.

Novartis

Novartis is a significant beneficial owner of the Company, holding more than 5% of the total outstanding stock of the Company, as of December 31, 2022 and December 31, 2023. The Company has an in-license agreement with Novartis, which required the Company to make an upfront payment and issue shares of Series A-1 Preferred Stock to Novartis, and further includes future milestone payments upon the occurrence of certain events and royalty payments upon future sales. Refer to Note 6.

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

14. Employee Benefit Plans

Effective January 1, 2019, the Company adopted a 401(k) Plan for its employees, which is designed to be qualified under Section 401(k) of the Internal Revenue Code. Eligible employees are permitted to contribute to the 401(k) Plan within statutory and 401(k) Plan limits. Since inception of the plan and through the year ended December 31, 2023 the Company has not made any contributions to the 401(k) Plan.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2023, management, with the participation of our Principal Executive Officer and Principal Financial and Accounting Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on this evaluation, our Principal Executive Officer and Principal Financial and Accounting Officer concluded that, as of December 31, 2023, our disclosure controls and procedures were not effective at a reasonable assurance level due to the material weakness described below.

During the preparation of our consolidated financial statements for the year ended December 31, 2021, we identified a material weakness in our internal control over financial reporting. The material weakness that we identified related to the lack of segregation of duties, certain system limitations in our accounting software and the overall control environment, as we had insufficient internal resources with appropriate accounting and finance knowledge and expertise to design, implement, document, and operate effective internal controls around our financial reporting process. The material weakness remained at the time of the preparation of our financial statements for the years ended December 31, 2022, and 2023.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial and Accounting Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in “Internal Control-Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of our assessment, our management concluded that our internal control over financial reporting was not effective as of December 31, 2023 due to the material weakness described above.

A material weakness is a significant deficiency, or a combination of significant deficiencies, in internal control over financial reporting such that it is reasonably possible that a material misstatement of the annual or interim financial statements will not be prevented or detected.

We concluded that the previously disclosed material weakness in our internal control over financial reporting continued to exist as of December 31, 2023. The material weakness identified related to the lack of segregation of duties, certain system limitations in our accounting software and the overall control environment, as we had insufficient internal resources with appropriate accounting and finance knowledge and expertise to design, implement, document, and operate effective internal controls around our financial reporting process.

Remediation Plan and Status

We are committed to remediating the control deficiencies that constituted the above material weakness by implementing changes to our internal control over financial reporting. Management has implemented, and continues to implement, measures designed to ensure that control deficiencies contributing to the material weakness are remediated, such that these controls are designed, implemented and operating effectively. During 2023, we took the following steps intended to remediate the material weakness described above and strengthen our internal control over financial reporting:

•
We have implemented an accounting software system designed with functionality to segregate incompatible accounting duties;
•
We have engaged consultants to assist in formalizing process design and internal control documentation that will support the effectiveness of internal control over financial reporting and segregating duties amongst accounting and finance employees; and
•
We have hired additional qualified accounting and finance employees to increase depth and experience within our accounting and finance organization, and to strengthen supervisory reviews.

Changes in Internal Control over Financial Reporting

Other than the changes described under “Remediation Status and Plan” above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter then ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of Registered Public Accounting Firm

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting due to an exemption established by the JOBS Act for “emerging growth companies.”

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item will be included in our Proxy Statement for the 2024 Annual Meeting of Stockholders, to be filed with the SEC within 120 days of the fiscal year ended December 31, 2023, and is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this item will be included in our Proxy Statement for the 2024 Annual Meeting of Stockholders, to be filed with the SEC within 120 days of the fiscal year ended December 31, 2023, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item will be included in our Proxy Statement for the 2024 Annual Meeting of Stockholders, to be filed with the SEC within 120 days of the fiscal year ended December 31, 2023, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be included in our Proxy Statement for the 2024 Annual Meeting of Stockholders, to be filed with the SEC within 120 days of the fiscal year ended December 31, 2023, and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this item will be included in our Proxy Statement for the 2024 Annual Meeting of Stockholders, to be filed with the SEC within 120 days of the fiscal year ended December 31, 2023, and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following documents are filed as part of this Annual Report:

1. Financial Statements

See Index to Financial Statements under Part II, Item 8 of this Annual Report.

2. Financial Statement Schedules

Schedules not listed above have been omitted because they are not required, not applicable, or the required information is otherwise included.

3. Exhibits

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed herewith
3.1	Restated Certificate of Incorporation.	10-Q	001-41498	3.1	11/9/2022
3.2	Amended and Restated Bylaws.	8-K	001-41498	3.1	12/21/2022
4.1	Form of Common Stock Certificate.	S-1/A	333-267022	4.1	09/08/2022
4.2	Description of Registrant's Securities.	10-K	001-41498	4.2	03/29/2023
4.3	Amended and Restated Investors' Rights Agreement, dated December 17, 2021 by and among the Registrant and certain of its stockholders.	S-1	333-267022	4.2	8/23/2022
10.1+	Form of Indemnity Agreement.	S-1/A	333-267022	10.1	09/08/2022
10.2+	2019 Stock Incentive Plan, as amended, and forms of award agreements.	S-1	333-267022	10.2	08/23/2022
10.3+	2022 Equity Incentive Plan and forms of award agreements.	S-1/A	333-267022	10.3	09/08/2022
10.4+	2022 Employee Stock Purchase Plan and forms of award agreements.	S-1/A	333-267022	10.4	09/08/2022
10.5†^	License Agreement, dated June 28, 2019, by and between the Registrant and Novartis International Pharmaceutical Ltd.	S-1	333-267022	10.7	08/23/2022
10.6+	Offer Letter, dated July 2, 2021, by and between the Registrant and Natalie Holles.	S-1	333-267022	10.8	08/23/2022
10.7+	Amended and Restated Employment Agreement, dated August 22, 2022, between the Registrant and Natalie Holles.	S-1/A	333-267022	10.9	09/08/2022
10.8+	Offer Letter, dated May 23, 2022, by and between the Registrant and Julie Person.					X
10.9+	Offer Letter, dated May 12, 2022, by and between the Registrant and Edward Conner.	10-K	001-41498	10.11	03/29/2023
10.10+	Offer Letter, dated March 25, 2022, by and between the Registrant and Adrian Ray.					X
10.11+	Separation Agreement, dated October 24, 2023, by and between the Registrant and Adrian Ray.					X
10.12+	Form of Change in Control and Severance Agreement.	S-1/A	333-267022	10.10	09/08/2022
10.13†^	Lease Agreement, dated October 21, 2022, between 130 Prospect Limited Partnership and the Registrant.	10-K	001-41498	10.15	03/29/2023

10.14†^	Office Lease Agreement, dated October 21, 2022, between JPPF Waterfront Plaza, L.P. and the Registrant.	10-K	001-41498	10.16	03/29/2023
10.15	Open Market Sale AgreementSM	S-3	333-274823	1.2	10/02/2023
21.1	Subsidiaries of the Registrant.	10-K	001-41498	21.1	03/29/2023
23.1	Consent of Deloitte & Touche LLP.					X
24.1	Power of Attorney (reference is made to the signature page hereto).					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
97.1	Compensation Recovery Policy of the Registrant					X
101.INS	Inline XBRL Instance Document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101).					X

+ Indicates a management contract or compensatory plan, contract or arrangement.

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

Third Harmonic Bio, Inc.

Date: March 26, 2024	By:	/s/ Natalie Holles
Natalie Holles
Chief Executive Officer and Director (Principal Executive Officer)

Date: March 26, 2024	By:	/s/ Christopher M. Murphy
Christopher M. Murphy
Chief Financial and Business Officer (Principal Financial and Accounting Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Natalie Holles and Christopher M. Murphy, and each of them, as her or his true and lawful attorneys-in-fact, proxies and agents, each with full power of substitution and resubstitution, for her or him and in her or his name, place and stead, in any and all capacities, to sign any and all amendments to this report and to file the same, with any exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto such attorneys-in-fact, proxies and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact, proxies and agents, or their or his or her substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Natalie Holles	Chief Executive Officer and Director (Principal Executive Officer)	March 26, 2024
Natalie Holles

/s/ Christopher M. Murphy	Chief Financial and Business Officer and Treasurer (Principal Financial and Accounting Officer)	March 26, 2024
Christopher M. Murphy

/s/ Mark Iwicki	Director	March 26, 2024
Mark Iwicki

/s/ David P. Bonita	Director	March 26, 2024
David P. Bonita

/s/ Michael Gladstone	Director	March 26, 2024
Michael Gladstone

/s/ Rob Perez	Director	March 26, 2024
Rob Perez

/s/ H. Martin Seidel	Director	March 26, 2024
H. Martin Seidel

/s/ Thomas M. Soloway	Director	March 26, 2024
Thomas M. Soloway