Form 10-Q
period 2024-03-31
Third Harmonic Bio, Inc.
filed 2024-05-15
CIK 1923840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 9, 2024, the registrant had 40,949,463 shares of common stock, $0.0001 par value per share, outstanding.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, or this Quarterly Report, contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and section 27A of the Securities Act of 1933, as amended, or the Securities Act. All statements contained in this Quarterly Report other than statements of historical fact, including but not limited to statements regarding our future results of operations and financial position, business strategy, market size, potential growth opportunities, planned nonclinical and clinical development activities and timelines, the efficacy and safety profile of THB335 or any future product candidates, potential therapeutic benefits and economic value of THB335 or any future product candidates, our ability to obtain funding for our operations necessary to complete further development and commercialization of our product candidates, use of net proceeds from our initial public offering, our ability to maintain and recognize the benefits of certain designations received by THB335 or any future product candidates, the timing and results of our ongoing and planned nonclinical studies and clinical trials, commercial collaboration with third parties, the potential impact of global business or macroeconomic conditions, including as a result of a potential temporary federal government shutdown, inflation, fluctuating interest rates, instability in the global banking system, and geopolitical conflicts, including the war in Ukraine, conflicts in the Middle East or China-Taiwan relations, on our operations, and the receipt and timing of potential regulatory designations, approvals and commercialization of THB335 or any future product candidates, are forward-looking statements. The words “believe,” “may,” “will,” “potentially,” “estimate,” “continue,” “anticipate,” “predict,” “target,” “intend,” “could,” “would,” “should,” “project,” “plan,” “expect,” and similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

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
•
Our ongoing or future clinical trials may reveal significant adverse events not seen in our nonclinical studies and may result in a safety profile that could inhibit regulatory approval or market acceptance of THB335 or any future product candidates.
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

THIRD HARMONIC BIO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	December 31, 2023	March 31, 2024
Assets
Current assets:
Cash and cash equivalents	$269,070	$262,826
Prepaid expenses and other current assets	3,376	2,771
Total current assets	272,446	265,597
Restricted cash	453	453
Property and equipment, net	169	157
Right of use asset	3,763	3,589
Other assets, noncurrent	880	725
Total assets	$277,711	$270,521
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,838	$945
Accrued expenses and other current liabilities	2,835	2,300
Operating lease liability, current	745	773
Total current liabilities	5,418	4,018
Operating lease liability, noncurrent	3,208	3,002
Total liabilities	8,626	7,020
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock, $0.0001 par value, 500,000,000 shares authorized at December 31, 2023 and March 31, 2024; 40,104,937 and 40,252,868 shares issued and outstanding at December 31, 2023 and March 31, 2024, respectively	4	4
Additional paid-in capital	383,301	385,573
Accumulated deficit	(114,220)	(122,076)
Total stockholders’ equity	269,085	263,501
Total liabilities and stockholders’ equity	$277,711	$270,521

The accompanying notes are an integral part of these condensed consolidated financial statements.

THIRD HARMONIC BIO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2023	2024
Operating expenses:
Research and development	$6,737	$6,226
General and administrative	5,251	5,064
Total operating expenses	11,988	11,290
Loss from operations	11,988	11,290
Other income, net:
Interest income	(2,905)	(3,433)
Other (income) expense	2	(1)
Total other income, net	(2,903)	(3,434)
Net loss	$9,085	$7,856
Net loss per share of common stock, basic and diluted	$0.23	$0.20
Weighted-average number of common stock outstanding, basic and diluted	39,438,572	40,213,158

The accompanying notes are an integral part of these condensed consolidated financial statements.

THIRD HARMONIC BIO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2022	39,377,222	$4	$372,460	$(83,396)	$289,068
Vesting of restricted stock	107,181	—	—	—	—
Stock-based compensation expense	—	—	2,682	—	2,682
Net loss	—	—	—	(9,085)	(9,085)
Balance at March 31, 2023	39,484,403	$4	$375,142	$(92,481)	$282,665

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2023	40,104,937	$4	$383,301	$(114,220)	269,085
Vesting of restricted stock	82,339	—	—	—	—
Stock-based compensation expense	—	—	2,223	—	2,223
Exercise of stock options	65,592	—	49	—	49
Net loss	—	—	—	(7,856)	(7,856)
Balance at March 31, 2024	40,252,868	$4	$385,573	$(122,076)	$263,501

The accompanying notes are an integral part of these condensed consolidated financial statements.

THIRD HARMONIC BIO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2023	2024
Cash flows from operating activities:
Net loss	$(9,085)	$(7,856)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	2,682	2,223
Depreciation expense	3	12
Noncash operating lease expense	69	174
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	413	605
Other assets	155	155
Accounts payable	571	(893)
Accrued expenses and other current liabilities	(1,587)	(535)
Operating lease liabilities	104	(178)
Net cash used in operating activities	(6,675)	(6,293)
Cash flows from investing activities:
Purchase of property and equipment	—	—
Net cash used in investing activities	—	—
Cash flows from financing activities:
Proceeds from the exercise of stock options	—	49
Net cash provided by financing activities	—	49
Net increase (decrease) in cash, cash equivalents and restricted cash	(6,675)	(6,244)
Cash, cash equivalents and restricted cash at beginning of period	289,318	269,523
Cash, cash equivalents and restricted cash at end of period	$282,643	$263,279

Supplemental disclosure of cash flows:
Fixed assets recorded in accounts payable and accrued expenses	$27	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

THIRD HARMONIC BIO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Nature of the Business

Third Harmonic Bio, Inc., or the Company, is a clinical-stage biopharmaceutical company focused on advancing the next wave of medicine for dermal, respiratory and gastrointestinal inflammatory diseases.

The Company was incorporated in 2019 as a Delaware corporation, and has two offices located in San Francisco, California and Cambridge, Massachusetts. In December 2021, the Company formed THB MS, Inc., a Delaware corporation and wholly-owned subsidiary of the Company, which is classified as a Security Corporation in Massachusetts.

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

Since its inception, the Company has funded its operations primarily with proceeds from sales of shares of its redeemable convertible preferred stock and most recently with proceeds from the IPO. The Company has incurred recurring losses since its inception, including net losses of $9.1 million and $7.9 million for the three months ended March 31, 2023 and 2024, respectively. As of March 31, 2024, the Company had an accumulated deficit of $122.1 million. To date the Company has not generated any revenues and expects to continue to generate operating losses for the foreseeable future. As of the issuance date of these condensed consolidated financial statements, the Company expects that its existing cash and cash equivalents of $262.8 million as of March 31, 2024, will be sufficient to fund its operating expenses and capital expenditure requirements for at least the next 12 months from the issuance date of these condensed consolidated financial statements.

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

A summary of the impact of the correction of the error on the Company’s previously reported interim, year-to-date, and annual Condensed Consolidated Statements of Operations impacted by the error that will be corrected and disclosed on a prospective basis the next time such previously reported periods and the related notes thereto are issued is, as follows:

	For the three months ended March 31, 2023
	As Previously Reported	As Corrected
Net loss per share of common stock, basic and diluted	$0.40	$0.23
Weighted-average number of common shares used in net loss per share, basic and diluted	22,792,781	39,438,572

2. Summary of Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the audited consolidated annual financial statements for the years ended December 31, 2023, and notes thereto, which are included in the Company's Annual Report on Form 10-K that was filed with the Securities and Exchange Commission, or the SEC, on March 26, 2024. Since the date of those annual financial statements, there have been no changes to the Company’s significant accounting policies, except as noted below.

Unaudited Interim Financial Information

The accompanying unaudited interim condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, or GAAP, for interim financial reporting and as required by Regulation S-X, Rule 10-01. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated annual financial statements for the years ended December 31, 2022 and 2023 and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair presentation. The financial data and other information disclosed in these notes related to the three months ended March 31, 2023 and 2024 are unaudited. These financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2023 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 26, 2024. The results for the three months ended March 31, 2024 are not necessarily indicative of results to be expected for the year ending December 31, 2024, any other interim periods, or any future year or period.

Recently Issued Accounting Pronouncements Not Yet Adopted

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740), Improvements to Income Tax Disclosures, or ASU 2023-09, to enhance the transparency and decision usefulness of income tax disclosures. The enhancement will provide information to better assess how an entity's operations and related tax disclosures, including total income taxes paid, to evaluate income tax risks and opportunities. ASU No. 2023-09 is effective for fiscal years beginning after December 15, 2024 and early adoption is permitted. The Company is currently evaluating the impact ASU No. 2023-09 will have on its condensed consolidated financial statements and related disclosures.

In November 2023, the FASB, issued ASU No. 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures, or ASU 2023-07, to improve reportable segment disclosure requirements. The amendment introduced new requirements to disclose significant segment expenses regularly provided to the Chief Operating Decision Maker, or CODM, and extend certain annual disclosures to interim periods. Entities with a single reportable segment must apply ASC 280 in its entirety, are permitted to report more than one measure of segment profit or loss under certain conditions and are required to disclose the title and position of the CODM. ASU No. 2023-07 is effective for fiscal years beginning December 15, 2023 and interim periods within fiscal years after December 15, 2024 and early adoption is permitted. The Company is currently evaluating the impact ASU No. 2023-07 will have on its condensed consolidated financial statements and related disclosures.

In March 2024, the FASB issued ASU No. 2024-02, Codification Improvements, Amendments to Remove References to the Concept Statements, or ASU 2024-02. The amendments apply to all reporting entities within the scope of the affected accounting guidance, but in most instances the references removed are extraneous and not required to understand or apply the guidance. Generally, the amendments in ASU 2024-02 are not intended to result in significant accounting changes for most entities. The amendments in this update are effective for fiscal years beginning after December 15, 2024 and early adoption is permitted. The Company is currently evaluating the impact of ASU No. 2024-02 will have on its condensed consolidated financial statements and related disclosures.

3. Fair Value Measurements

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis (in thousands):

		December 31, 2023
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Observable Inputs (Level 3)
Money market funds	$140,093	$140,093	$—	$—
U.S. treasury securities	$125,841	125,841	—	—
Total financial assets	$265,934	$265,934	$—	$—

		March 31, 2024
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Observable Inputs (Level 3)
Money market funds	$129,911	$129,911	$—	$—
U.S. treasury securities	126,822	126,822	—	—
Total financial assets	$256,733	$256,733	$—	$—

As of December 31, 2023 and March 31, 2024, the Company had no financial liabilities that required fair value measurement. As of December 31, 2023 and March 31, 2024, the Company’s cash equivalents consisted of money market funds classified as Level 1 financial assets, as these assets are valued using quoted market prices in active markets for identical assets without any valuation adjustment. As of December 31, 2023 and March 31, 2024, the Company held U.S. treasury bills, which are included in cash, cash equivalents and restricted cash as their maturity is 90 days or less at acquisition and are considered Level 1 category assets as there are quoted prices in active markets.

During the year ended December 31, 2023 and the three months ended March 31, 2024, there were no transfers or reclassifications between fair value measurement levels of assets or liabilities. The carrying values of prepaid expenses and other current assets, accounts payable and accrued expenses and other current liabilities approximate their fair values due to the short-term nature of these assets and liabilities.

4. Property, Plant and Equipment

Property, plant and equipment consisted of the following (in thousands):

	December 31, 2023	March 31, 2024
Leasehold improvement	$109	$109
Office furniture	44	44
Computer equipment	51	51
Property, plant and equipment, gross	204	204
Less: Accumulated depreciation	(35)	(47)
Property, plant and equipment, net	$169	$157

Depreciation expense was immaterial for the three months ended March 31, 2023 and 2024, which has been recorded within general and administrative expenses.

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31, 2023	March 31, 2024
Accrued research and development expenses	$169	$816
Employee compensation and related benefits	2,232	1,156
Professional fees	394	283
Other	40	45
Total accrued expenses and other current liabilities	$2,835	$2,300

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

Under the Novartis Agreement, the Company is obligated to make aggregate milestone payments of up to $231.7 million related to the achievement of specified development, commercialization, and sales milestones. The Company records the milestone payments as research and development expenses when the milestones occur and consideration is paid or becomes payable. As of March 31, 2024, the Company has made two development milestone payments under the Novartis Agreement totaling $1.0 million, of which $0.4 million was achieved and paid in 2019, and $0.6 million was achieved and paid in 2020, which were recorded as research and development expense. No other milestones have occurred or have been paid under the Novartis Agreement.

As part of the Novartis Agreement, the Company also agreed to pay tiered royalties based on future net sales of all products licensed under the agreement, of which the royalty percentage ranged within the single digits.

7. Stockholder's Equity

Common stock

As of December 31, 2023 and March 31, 2024, the Company’s Amended and Restated Certificate of Incorporation authorized the Company to issue 500,000,000 shares of common stock, with a par value of $0.0001. The voting, dividend and liquidation rights of the holders of the Company’s common stock were subject to and qualified by the rights, preferences and privileges of the holders of the redeemable convertible preferred stock.

The holders of the common stock are entitled to one vote for each share of common stock held on all matters submitted to a vote of stockholders. There are not cumulative voting rights for the election of directors in the restated certificate of incorporation, which means that holders of a majority of the shares of the common stock will be able to elect all of the directors. Common stockholders are entitled to receive dividends, as may be declared by the board of directors, or the Board, if any, subject to the preferential dividend rights of redeemable convertible preferred stock. Through March 31, 2024, no cash dividends had been declared or paid.

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

Undesignated preferred stock

As of December 31, 2023 and March 31, 2024, the Company’s Amended and Restated Certificate of Incorporation authorized the Company to issue up to 10,000,000 shares of undesignated preferred stock, par value $0.0001 per share. There were no undesignated preferred shares issued or outstanding as of December 31, 2023 and March 31, 2024.

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

Stock Options

The assumptions that the Company used to determine the grant-date fair value of stock options awarded to employees, were as follows for the three months ended March 31, 2023 and 2024:

Three Months Ended March 31,
	2023	2024
Expected term (in years)	5.2-7.0	5.5-7.0
Expected volatility	85.7-87.1%	85.7-87.5%
Risk-free interest rate	3.6-4.2%	4.0-4.2%
Expected dividend yield	—	—

The following table summarizes the Company’s stock option activity since December 31, 2023:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2023	3,953,149	$4.16	8.7	$26,906
Granted	1,441,700	10.83
Exercised	(65,592)	0.75
Forfeited or cancelled	(344,108)	4.20
Outstanding as of March 31, 2024	4,985,149	$6.13	8.5	$18,493
Options vested and exercisable as of March 31, 2024	1,463,946	$4.23	7.3	$7,690
Options unvested as of March 31, 2024	3,521,203	$6.93	9.1	$10,803

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock.

The weighted-average grant-date fair value per share of stock options granted during the three months ended March 31, 2024 was $8.10. As of March 31, 2024, there was $23.5 million of unrecognized stock-based compensation expense related to unvested stock options, to be recognized over a weighted-average period of 3.0 years.

The total fair value of options vested during the three months ended March 31, 2024 was $2.0 million.

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

A summary of the activity of the restricted common stock since December 31, 2023:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Unvested at December 31, 2023	543,869	$1.42
Granted	—	—
Vested	(82,339)	1.38
Cancelled or forfeited	—	—
Unvested at March 31, 2024	461,530	$1.42

The weighted-average grant-date fair value per share of restricted common stock awards granted during the three months ended March 31, 2024 was zero as no shares were granted in the period. The aggregate fair value of restricted stock awards that vested during the three months ended March 31, 2024 was $0.1 million. Stock-based compensation expense recognized for the restricted stock granted was $0.1 million for the three months ended March 31, 2024. As of March 31, 2024, there was unrecognized expense of $0.5 million related to the restricted stock, which is expected to be recognized over a weighted-average period of 1.3 years.

Stock-Based Compensation Expense

Stock-based compensation expense included in the Company’s condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended March 31,
	2023	2024
Research and development	$1,018	$737
General and administrative	1,664	1,486
Total stock-based compensation expense	$2,682	$2,223

9. Net Loss Per Share

The following table sets forth the computation of the Company’s basic and diluted net loss per share for the periods presented (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2023	2024
Numerator:
Net loss	$9,085	$7,856
Net loss attributable to common stockholders, basic and diluted	$9,085	$7,856
Denominator:
Weighted-average number of common shares used in net loss per share, basic and diluted	39,438,572	40,213,158
Net loss per share of common stock, basic and diluted	$0.23	$0.20

The Company excluded the following shares from the computation of diluted net loss per share attributable to common stockholders during the three months ended March 31, 2023 and 2024 because including them would have had an anti-dilutive effect:

	Three Months Ended March 31,
	2023	2024
Options to purchase common stock	5,024,356	4,985,149
Unvested restricted stock	857,811	461,530
Total	5,882,167	5,446,679

10. Leases

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

During the three months ended March 31, 2023 and 2024, the components of operating lease cost were as follows, and are reflected in general and administrative expenses and research and development expenses, as determined by the underlying activities:

	Three Months Ended March 31,
	2023	2024
Lease Cost:
Operating lease cost	$274	$274
Total operating lease cost	$274	$274

Variable operating lease costs for the three months ended March 31, 2023 and 2024 were immaterial.

There was no cash paid and $0.3 million paid for amounts included in the measurement of operating lease liabilities for each of the three months ended March 31, 2023 and 2024, respectively.

Maturities of operating lease liabilities at March 31, 2024 are as follows (in thousands):

2024 (remaining)	$837
2025	1,145
2026	1,176
2027	1,207
Thereafter	238
Total lease payments	4,603
Less: interest	(828)
Total lease liability	$3,775

11. Commitments and Contingencies

Legal Proceedings

From time to time, in the ordinary course of business, the Company is subject to litigation and regulatory examinations as well as information gathering requests, inquiries and investigations. As of December 31, 2023 and March 31, 2024, there were no litigation matters which would have a material impact on the Company’s financial results.

12. Related Party Transactions

Novartis

Novartis is a significant beneficial owner of the Company, holding more than 5% of the total outstanding stock of the Company, as of December 31, 2023 and March 31, 2024. The Company has an in-license agreement with Novartis, which required the Company to make an upfront payment and issue shares of Series A-1 Preferred Stock to Novartis, and further includes future milestone payments upon the occurrence of certain events and royalty payments upon future sales. Refer to Note 6.

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

13. Employee Benefit Plans

Effective January 1, 2019, the Company adopted a 401(k) Plan for its employees, which is designed to be qualified under Section 401(k) of the Internal Revenue Code. Eligible employees are permitted to contribute to the 401(k) Plan within statutory and 401(k) Plan limits. Since inception of the plan and through the three months ended March 31, 2024, the Company has not made any contributions to the 401(k) Plan.

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

Overview

We are a clinical-stage biopharmaceutical company focused on advancing the next wave of medicine for dermal, respiratory, and gastrointestinal inflammatory diseases. We are developing next-generation, highly selective, oral small-molecule inhibitors of KIT, a cell surface receptor that serves as the master regulator of mast cell function and survival. Early clinical studies have demonstrated that KIT inhibition has the potential to address the treatment of a broad range of mast cell-mediated inflammatory diseases, and that a titratable, oral small molecule inhibitor may provide an attractive therapeutic profile against this target. Our initial focus is on developing an oral KIT inhibitor to treat chronic spontaneous urticaria, or CSU, with planned expansion into other mast cell-mediated inflammatory disorders, including severe asthma.

On May 15, 2024, we announced U.S. Food and Drug Administration, or FDA, clearance of our Investigational New Drug, or IND, application to initiate a first-in-human clinical trial of THB335, a potent, highly selective, oral, small molecule KIT inhibitor that is in development for the treatment of mast cell-mediated diseases, with an initial focus in CSU. We have initiated a Phase 1 single and multiple ascending doses, or SAD/MAD, clinical trial of THB335 to evaluate safety, pharmacokinetics and pharmacodynamics in healthy volunteers. The pharmacodynamic effect will be measured by reductions in serum tryptase, a biomarker of mast cell activation and correlated with clinical response in urticaria studies. We expect to report clinical results during the first half of 2025. The Phase 1 clinical trial is expected to be followed by a Phase 2 trial in CSU with planned expansion into additional mast cell-mediated disorders. We are leveraging our nonclinical and clinical experience with our first generation THB001 product candidate to prioritize speed to Phase 2 with THB335 and are initiating reproductive and chronic toxicology studies to support rapid advancement toward late-stage clinical development.

THB335 maintains the nonclinical pharmacology and selectivity profile of THB001, our first-generation product candidate, with structural modifications that are designed to functionally block the site of reactive metabolite formation to mitigate hepatotoxicity risk as well as provide a differentiated metabolic, distribution and physiochemical profile.

In July 2023, we disclosed topline results of the Phase 1b clinical trial of our first-generation oral KIT inhibitor product candidate THB001 for the treatment of chronic inducible urticaria, which we discontinued in December 2022, due to observed liver transaminitis in two of five patients enrolled. The results provided evidence of pharmacodynamic and clinical activity, with four of the five patients achieving partial or complete responses. In addition, we shared preliminary results from extensive studies of THB001 that were conducted to identify the mechanism for the observed liver toxicity, which was not predicted by nonclinical toxicology studies. These in-depth studies identified a metabolic pathway resulting in the formation of an intermediate reactive metabolite. Reactive metabolite formation has been previously implicated as a mechanistic basis for drug-induced liver injury.

Following the disclosure of topline results in July, we presented results in October 2023 from the truncated Phase 1b clinical trial of THB001 at the European Academy of Dermatology and Venereology Annual Congress during a poster session, entitled “A Phase 1b, Open-label Study in Patients with Cold Urticaria, or ColdU, Using THB001, an Orally Available, Potent and Highly Selective Small Molecule Inhibitor of Wild Type KIT Receptor Tyrosine Kinase.”

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

In nonclinical studies, THB335 demonstrated dose-dependent mast cell depletion and in vitro efficacy across different tissue types, which we believe supports the ability for an oral small molecule KIT inhibitor to potentially treat a range of mast cell-mediated skin, respiratory and gastrointestinal conditions. Additionally, in nonclinical studies, we observed no evidence of reactive metabolite formation in human liver mircosomes and no evidence for induction of oxidative stress pathways in advanced culture systems, demonstrating a phenotypic distinction between our first-generation THB001 and the next-generation analog of THB335 in a human spheroid model. The in vitro and in vivo pharmacology data to date from THB335 also has demonstrated a distinct metabolic profile compared to first-generation THB001.

Leadership Team Updates

On May 15, 2024, the Company also announced the appointment and promotion of key executive leaders to the organization. Christopher J. Dinsmore, Ph.D., was appointed to Chief Scientific Officer, Dennis Dean, Ph.D., was appointed to Chief Non-Clinical Development Officer, and Jennifer Dittman was promoted to Chief Development Operations Officer.

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

We have incurred significant operating losses since inception. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of our product candidates. Our net loss was $30.8 million, and $7.9 million for the year ended December 31, 2023, and the three months ended March 31, 2024, respectively. As of March 31, 2024, we had an accumulated deficit of approximately $122.1 million. We expect to continue to incur net operating losses for at least the next several years, and we expect our research and development expenses, general and administrative expenses, and capital expenditures will increase substantially in connection with our ongoing activities, particularly if, and as, we:

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

As a result, we will need substantial additional funding to support our continuing operations and pursue our growth strategy. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through equity offerings, debt financings or other capital sources, which could include collaborations, strategic alliances or additional licensing arrangements. We may be unable to raise additional funds or enter into such arrangements when needed, on favorable terms, or at all. Our failure to raise capital or enter into such agreements as, and when, needed, could have a material adverse effect on our business, results of operations and financial condition, including requiring us to have to delay, reduce or eliminate product development or future commercialization efforts. The amount and timing of our future funding requirements will depend on many factors including the successful advancement of any oral future KIT inhibitor product candidates. Our ability to raise additional funds may also be adversely impacted by potential worsening global economic conditions and disruptions to and volatility in the credit and financial markets in the United States and worldwide, from potential recessions, a potential temporary federal government shutdown, health epidemics, the war in Ukraine, conflict in the Middle East or China-Taiwan relations, and fluctuating interest rates and rates of inflation.

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

As of March 31, 2024, we had $262.8 million in cash and cash equivalents. We believe that our existing cash and cash equivalents, will be sufficient to fund our operations and capital expenses through at least 2026. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See the subsection titled “Liquidity and Capital Resources.”

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

Results of Operations

Comparison of the three months ended March 31, 2023 and 2024

The following table summarizes our results of operations for each of the periods presented (in thousands, except percentages):

	Three Months Ended March 31,
	2023	2024	$ Change	% Change
Operating expenses:
Research and development	$6,737	$6,226	$(511)	(8%)
General and administrative	5,251	5,064	(187)	(4)
Total operating expenses	11,988	11,290	(698)	(6)
Loss from operations	11,988	11,290	(698)	(6)
Other income, net:
Interest income	(2,905)	(3,433)	(528)	18
Other (income) expense	2	(1)	(3)	(150)
Total other (income) expense, net	(2,903)	(3,434)	(531)	18
Net loss	$9,085	$7,856	$(1,229)	(14%)

* Percentage not meaningful.

Research and Development Expenses

The following table summarizes our research and development expenses for each of the periods presented (in thousands, except percentages):

	Three Months Ended March 31,
	2023	2024	$ Change	% Change
Direct costs:
THB001	$1,276	$142	$(1,134)	(89%)
Other discovery and development	2,218	951	(1,267)	(57)
THB335	—	1,939	1,939	*
Indirect costs:
Employee-related	2,971	2,972	1	—
Facilities and other	272	222	(50)	(18)
Total research and development expenses	$6,737	$6,226	$(511)	(8%)

*Percentage not meaningful.

Research and development expenses decreased by $0.5 million, from $6.7 million for the three months ended March 31, 2023 to $6.2 million for the three months ended March 31, 2024, primarily due to decreased spend related to the termination of the THB001 program and discovery and development costs as the we shifted towards the clinical development of THB335.

General and Administrative Expenses

General and administrative expenses decreased by $0.2 million, from $5.3 million for the three months ended March 31, 2023 to $5.1 million for the three months ended March 31, 2024, primarily driven by decreases in non-cash stock-compensation costs.

Total Other (Income) Expense, Net

Total other income, net increased by $0.5 million, from $2.9 million for the three months ended March 31, 2023 to $3.4 million for the three months ended March 31, 2024. The increase was primarily attributable to increases in interest income associated with our money market accounts.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have incurred significant losses in each period and on an aggregate basis. We have not yet commercialized any product candidates, and we do not expect to generate revenue from sales of any product candidates or from other sources for several years, if at all.

As of March 31, 2024, we had $262.8 million in cash and cash equivalents, and we had an accumulated deficit of approximately $122.1 million.

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

Cash Flows

The following table provides information regarding our cash flows for each of the periods presented (in thousands):

	Three Months Ended March 31,
	2023	2024
Net cash used in operating activities	$6,675	$6,293
Net cash used in investing activities	—	—
Net cash provided by financing activities	—	(49)
Net increase in cash, cash equivalents and restricted cash	$6,675	$6,244

Net Cash Used in Operating Activities

Net cash used in operating activities for the three months ended March 31, 2023 was $6.7 million, and was primarily due to our net loss of $9.1 million, adjusted for $2.7 million non-cash stock-based compensation expense and net changes in working capital of $0.2 million.

Net cash used in operating activities for the three months ended March 31, 2024 was $6.3 million, and was primarily due to our net loss of $7.9 million, a $2.2 million stock-based compensation expense, a change in other assets of $0.2 million and net changes in working capital of $0.8 million.

Net Cash Used in Investing Activities

We had no investing activities for the three months ended March 31, 2023 and 2024.

Net Cash Provided by Financing Activities

We had no financing activities for the three months ended March 31, 2023. Net cash provided by financing activities for the three months ended March 31, 2024 was $0.1 million related to proceeds from the exercise of stock options.

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

Lease Obligations

On October 21, 2022, the Company entered into two separate lease agreements, one for office space located in Cambridge, Massachusetts, or the Cambridge Lease Agreement, and one for office space located in San Francisco, California, or the San Francisco Lease Agreement. The Cambridge Lease Agreement and the San Francisco Lease Agreement each commenced in December 2022, and each have an initial term of 63 months. The aggregate estimated rental payments due over the initial term of the Cambridge Lease Agreement is approximately $4.0 million, and the aggregate estimated rental payments due over the initial term of the San Francisco Lease Agreement is approximately $1.8 million. For additional information regarding the lease accounting policies, see Note 10 to our unaudited interim condensed consolidated financial statements included elsewhere in this Quarterly Report.

Purchase and Other Obligations

We enter into contracts in the normal course of business with contract research organizations, or CROs, CDMOs, and other third-party vendors for nonclinical research studies and testing, clinical trials and testing and manufacturing services. Most contracts do not contain minimum purchase commitments and are cancellable by us upon written notice. Payments due upon cancellation consist of payments for services provided or expenses incurred, including non-cancellable obligations of our service provided up to one year after the date of cancellation.

Critical Accounting Policies

This management’s discussion and analysis is based on our unaudited interim condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles or GAAP. The preparation of our condensed consolidated financial statements and related disclosures requires us to make judgments and estimates that affect the reported amounts of assets, liabilities and expenses, as well as related disclosures during the reported periods. Our critical accounting policies are described under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the Securities and Exchange Commission on March 26, 2024. There were no material changes to our critical accounting policies through March 31, 2024 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

During the preparation of our consolidated financial statements for the year ended December 31, 2021, we identified a material weakness in our internal control over financial reporting. The material weakness has not yet been fully remediated, and the same weakness remained at the time of the preparation of our financial statements for the years ended December 31, 2022 and 2023. The material weakness we identified related to the lack of segregation of duties, certain system limitations in our accounting software and the overall control environment as we had insufficient internal resources with appropriate accounting and finance knowledge and expertise to design, implement, document and operate effective internal controls around our financial reporting process.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. We had cash and cash equivalents of $262.8 million as of March 31, 2024, which consisted primarily of money market funds and U.S. Treasury-backed securities.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of March 31, 2024, management, with the participation of our Principal Executive Officer and Principal Financial and Accounting Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on this evaluation, our Principal Executive Officer and Principal Financial and Accounting Officer concluded that, as of March 31, 2024, our disclosure controls and procedures were not effective at a reasonable assurance level due to the material weakness described below.

During the preparation of our condensed consolidated financial statements for the year ended December 31, 2021, we identified a material weakness in our internal control over financial reporting. The material weakness that we identified related to the lack of segregation of duties, certain system limitations in our accounting software and the overall control environment, as we had insufficient internal resources with appropriate accounting and finance knowledge and expertise to design, implement, document, and operate effective internal controls around our financial reporting process. The material weakness remained at the time of the preparation of our financial statements as of December 31, 2023 and March 31, 2024.

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

Changes in Internal Control over Financial Reporting

Other than the changes described under “Remediation Status and Plan” above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2024 that have materially affected our internal control over financial reporting.

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

We are a biopharmaceutical company with a limited operating history on which to base your investment decision. We commenced operations in 2019, and neither THB335, our next-generation oral small molecule wild-type KIT inhibitor and lead product candidate, nor any of our other product candidates have completed clinical trials or have been approved for commercial sale. Biopharmaceutical product development is a highly speculative undertaking because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval or become commercially viable.

Since our inception, we have focused substantially all of our efforts and financial resources on the development of product candidates. In May 2024, we announced U.S. FDA clearance of our IND application to initiate a first-in-human clinical trial of THB335. We have not yet demonstrated an ability to successfully complete any late-stage trials, obtain marketing approvals, manufacture a commercial-scale product or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. As a result, it may be more difficult for you to accurately evaluate the performance of our business to date or to predict our viability than it would be if we had a longer operating history.

We have incurred significant net losses in each reporting period since our inception, have not generated any revenue to date and have financed our operations principally through private placements of preferred stock prior to the completion of our IPO, as well as the net proceeds from our IPO. Our net losses were $7.9 million and $30.8 million for the three months ended March 31, 2024, and the year ended December 31, 2023, respectively. As of March 31, 2024, we had an accumulated deficit of $122.1 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of any future product candidates. The net losses we incur may fluctuate significantly from quarter-to-quarter and year-to-year, such that a period-to-period comparison of our results of operations may not be a good indication of our future performance.

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

Nonclinical studies and clinical trials for THB335 or any oral future KIT inhibitor product candidates, will require substantial funds to complete. As of March 31, 2024, we had $262.8 million in cash and cash equivalents. Based on our current operating plan, we believe that our existing cash and cash equivalents, will be sufficient to fund our operating expenses and capital expenditure requirements through at least 2026. However, our future capital requirements and the period for which we expect our existing resources to support our operations, fund continued growth of our operations, research and development of product candidates, or otherwise respond to competitive pressures, may vary significantly from what we expect and we may need to seek additional funds sooner than planned. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. Our monthly spending levels vary based on new and ongoing research and development and other corporate activities. Because the length of time and activities associated with successful research and development of THB335 or any future product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any marketing and commercialization activities for approved products. Our future funding requirements for THB335 or any future product candidates and our ongoing operations, both near and long-term, will depend on many factors, including, but not limited to:

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

Our future performance is substantially dependent on our ability to initiate, enroll and timely complete successful clinical trials of THB335, identify and develop oral future KIT inhibitor product candidates, obtain regulatory approval for, and then successfully commercialize THB335 and any oral future KIT inhibitor product candidates. We are early in our development efforts. In May 2024, we announced IND clearance of our product candidate, THB335. Following the clearance of our IND, we initiated a Phase 1 SAD/MAD clinical trial, and clinical results are expected during the first half of 2025.

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

THB335, our next-generation oral small molecule wild-type KIT inhibitor and lead product candidate, is in clinical development for the treatment of mast cell-mediated diseases, with an initial focus in CSU. Our Phase 1 SAD/MAD clinical trial is evaluating safety, pharmacokinetics and pharmacodynamics of THB335 in healthy volunteers, followed by Phase 2 trial in CSU with planned expansion into additional mast cell-mediated disorders. It is impossible to predict when or if THB335 or any oral future KIT inhibitor product candidate will prove effective and safe in humans or will receive regulatory approval. To obtain the requisite regulatory approvals to commercialize any product candidate, we must demonstrate through extensive nonclinical studies and lengthy, complex and expensive clinical trials that our product candidate is safe and effective in humans. Clinical testing can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. For example, in December 2022, we announced the discontinuation of our Phase 1b clinical trial of our prior product candidate, THB001, in chronic inducible urticaria following observation of asymptomatic liver transaminitis in two patients enrolled in the first dose cohort. The results of nonclinical studies and early clinical trials of THB335 or any oral future KIT inhibitor product candidates may not be predictive of the results of later-stage clinical trials. We may be unable to establish clinical endpoints that applicable regulatory authorities would consider clinically meaningful, and a clinical trial can fail at any stage of testing. Differences in trial design between early-stage clinical trials and later-stage clinical trials make it difficult to extrapolate the results of earlier clinical trials to later clinical trials. Moreover, clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in clinical trials have nonetheless failed to obtain marketing approval of their products. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials for product candidates due to lack of efficacy or to unfavorable safety profiles, notwithstanding promising results in earlier trials. There is typically a high rate of failure of product candidates proceeding through clinical trials. Most product candidates that commence clinical trials are never approved as products and there can be no assurance that any of our ongoing or future clinical trials will ultimately be successful or support clinical development of THB335 or any oral future KIT inhibitor product candidates.

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

Patient enrollment, a significant factor in the timing of clinical trials, is affected by many factors including the size and nature of the patient population, the number and location of clinical sites we enroll, the proximity of patients to clinical sites, the eligibility and exclusion criteria for the trial, the design of the clinical trial, the inability to obtain and maintain patient consents, the risk that enrolled participants will drop out before completion, competing clinical trials and clinicians’ and patients’ perceptions as to the potential advantages of the product candidate being studied in relation to other available therapies, including any new drugs or therapeutic biologics that may be approved for the indications being investigated by us. Furthermore, we may in the future rely on collaborators, CROs and clinical trial sites to ensure the proper and timely conduct of our ongoing and future clinical trials, including the patient enrollment process, and we have limited influence over their performance. Additionally, we could encounter delays if treating physicians encounter unresolved ethical issues associated with enrolling patients in future clinical trials of THB335 or any oral future KIT inhibitor product candidates in lieu of prescribing existing treatments that have established safety and efficacy profiles.

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

Our ongoing and future clinical trials may reveal significant adverse events not seen in our nonclinical studies and may result in a safety profile that could inhibit regulatory approval or market acceptance of THB335 or any future product candidates.

If significant adverse events or other side effects are observed in any of our clinical trials for THB335 or any oral future KIT inhibitor product candidates, we may have difficulty recruiting patients to our clinical trials, patients may drop out of our trials, or we may be required to abandon the trials or our development efforts of one or more product candidates altogether. For example, in December 2022, we announced the discontinuation of our Phase 1b clinical trial of our prior product candidate, THB001, in chronic inducible urticaria following observation of asymptomatic liver transaminitis in two patients enrolled in the first dose cohort, which was not predicted by our completed nonclinical toxicology studies of THB001 nor observed in our Phase 1a clinical trial. We conducted mechanistic studies to further understand the likely cause of hepatotoxicity observed with THB001. While the results of those mechanistic studies informed the design of structural modifications to our lead product candidate, THB335, and are intended to mitigate the hepatotoxicity risk observed with THB001, clinical trials of THB335 or any future product candidates could produce similar adverse events as we encountered in the clinical trials for THB001, or new adverse events which we did not observe with THB001. KIT inhibition is known to produce certain on-target side effects, including inhibition of spermatogenesis, effects on hematopoietic progenitor cells resulting in reductions in neutrophils, reticulocytes, red blood cells and white blood cells, changes in taste and reduced hair pigmentation. In our Phase 1a trial in healthy volunteers, one moderate AE determined to be likely related to THB001 was low neutrophil levels, which resolved after discontinuation in the trial. While we believe that such on-target side effects will be reversible following discontinuation of treatment with an oral KIT inhibitor with sufficient recovery periods, we will need to monitor the severity and duration of side effects in our clinical trials. If such effects are more severe, less reversible than we expect or not reversible at all, we may decide or be required to perform additional nonclinical studies or to halt or delay further clinical development of THB335 or our oral future KIT inhibitor product candidates, which could result in the delay or denial of regulatory approval by the FDA or other regulatory authorities. We also expect that, similar to other approved oral KIT inhibitor drugs, THB335 or our oral future KIT inhibitor product candidates may have adverse effects on the fetus and if approved, may require the concomitant use of appropriate birth control measures. AEs and serious adverse events, or SAEs, that emerge during clinical investigation of THB335 or any of our oral future KIT inhibitor product candidates, or other compounds acting through similar biological pathways, may be deemed to be related to THB335 or our oral future KIT inhibitor product candidates. This may require longer and more extensive Phase 3 clinical development, or regulatory authorities may increase the amount of data and information required to approve, market, or maintain THB335 or any of our oral future KIT inhibitor product candidates and could result in warnings and precautions in our product labeling or a restrictive risk evaluation and mitigation strategy, or REMS. This may also result in an inability to obtain approval of THB335 or any of our oral future KIT inhibitor product candidates. We, the FDA, EMA or other applicable regulatory authorities, or an IRB may suspend clinical trials of a product candidate at any time for various reasons, including a belief that patients in such trials are being exposed to unacceptable health risks or adverse side effects. Some potential therapeutics developed in the biotechnology industry that initially showed therapeutic promise in early-stage trials have later been found to cause side effects that prevented their further development. Even if the side effects do not preclude the product candidate from obtaining or maintaining marketing approval, undesirable side effects, including the potential effects on fertility, may inhibit market acceptance of the approved product due to its tolerability versus other therapies. Any of these developments could materially harm our business, financial condition, results of operations and prospects.

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

Patient enrollment, a significant factor in the timing of clinical trials, is affected by many factors including the size and nature of the patient population, the number and location of clinical sites we enroll, the proximity of patients to clinical sites, the eligibility and exclusion criteria for the trial, the design of the clinical trial, the inability to obtain and maintain patient consents, the risk that enrolled participants will drop out before completion, competing clinical trials, and clinicians’ and patients’ perceptions as to the potential advantages of the product candidate being studied in relation to other available therapies, including any new drugs or therapeutic biologics that may be approved for the indications being investigated by us. The ongoing effects of the COVID-19 pandemic on the healthcare system may also delay clinical trials if there are inadequate clinical resources for sites to safely conduct clinical research. Furthermore, we expect to rely on our collaborators, CROs, and clinical trial sites to ensure the proper and timely conduct of our ongoing and future clinical trials, including the patient enrollment process, and we have limited influence over their performance. Additionally, we could encounter delays if treating physicians encounter unresolved ethical issues associated with enrolling patients in future clinical trials of THB335 or any oral future KIT inhibitor product candidates in lieu of prescribing existing treatments that have established safety and efficacy profiles.

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

Our competitors have developed, are developing or will develop product candidates and processes competitive with THB335 or any oral future KIT inhibitor product candidates, and processes. Therapeutic treatments include those that have already been approved and accepted by the medical community and any new treatments, including those based on novel technology platforms that enter the market. In addition to the current standard of care treatments for patients with allergies and inflammatory diseases, numerous commercial and academic nonclinical studies and clinical trials are being undertaken by a large number of parties to assess novel technologies and product candidates. There are numerous other competitive approaches, including inhibitors of activators of mast cells such as IgE antibodies like omalizumab, inhibitors of mediators such as antihistamines and anti-IL-4 /IL-13 therapies, other small molecule approaches such as Novartis' remibrutinib, a Bruton’s tyrosine kinase, or BTK inhibitors, and other small molecule and biologic KIT inhibitors such as Celldex’s barzolvolimab or monoclonal antibody KIT inhibitor, among others.

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

Undesirable side effects caused by THB335 or any oral future KIT inhibitor product candidates could cause regulatory authorities to interrupt, delay or halt clinical trials and could result in more restrictive labeling or the delay or denial of regulatory approval by the FDA, EMA, or other regulatory authorities. Results of future clinical trials could reveal a high and unacceptable severity and prevalence of side effects. In such an event, our clinical trials could be suspended or terminated and the FDA, EMA, or comparable foreign regulatory authorities could order us to cease further development of or deny approval of THB335 or any oral future KIT inhibitor product candidates for any or all targeted indications. Such side effects could also affect patient recruitment or the ability of enrolled patients to initiate or complete the clinical trial or result in potential product liability claims. Any of these occurrences may materially and adversely affect our business, financial condition, results of operations and prospects.

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

As of March 31, 2024, we had 31 full-time employees. We expect to increase the number of our employees and the scope of our operations, particularly in the areas of clinical development, clinical operations, manufacturing, late-stage regulatory affairs, finance, accounting, business operations, public company compliance, communications and other corporate development functions, and, if THB335 or any of our oral future KIT inhibitor product candidates receive regulatory and marketing approval, sales, marketing and distribution capabilities. If we acquire additional product candidates or enter into future collaborations, we may have to further expand our employee base beyond our current projections, which may include further nonclinical research and development or later-stage regulatory operations. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified employees. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth and with developing sales, marketing and distribution infrastructure, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified employees. The expansion of our operations may lead to significant costs and may divert our management and business development resources.

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

Our business success depends on the security and efficient and uninterrupted operation of our information technology systems and we may be unable to adequately protect our information technology systems from cyber-attacks, which could result in the disclosure of confidential information, damage our reputation, and subject us to significant financial and legal exposure. We are increasingly dependent upon information technology systems, infrastructure and data to operate our business. In the ordinary course of business, we collect, store and transmit confidential information (including but not limited to intellectual property, proprietary business information and sensitive personal information). It is critical that we do so in a secure manner to maintain the confidentiality and integrity of such confidential information. We also have outsourced elements of our operations to third parties, and as a result we manage a number of third-party CROs, CDMOs, vendors and other contractors and consultants who have access to our confidential information. System failures or outages, including any potential disruptions due to significantly increased global demand on certain cloud-based systems due to the increased prevalence of remote work, could compromise our ability to perform these functions in a timely manner, which could harm our ability to conduct business or delay our financial reporting.

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

In the United States, federal, state and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws and consumer protection laws. For example, HIPAA, as amended by HITECH, imposes specific requirements relating to the privacy, security and transmission of individually identifiable health information. At the state level, the California Consumer Privacy Act of 2018, or CCPA, imposes obligations on businesses to which it applies. These obligations include, but are not limited to, providing specific disclosures in privacy notices and affording California residents certain rights related to their personal data. Although the CCPA exempts some data processed in the context of clinical trials, the CCPA could increase compliance costs and potential liability. In addition, the California Privacy Rights Act of 2020, or CPRA, which went into effect on January 1, 2023, imposes additional obligations on companies covered by the legislation and significantly modifies the CCPA, including by expanding consumers’ rights with respect to certain sensitive personal information. The CPRA also creates a new state agency that is vested with authority to implement and enforce the CCPA and CPRA. Virginia’s Consumer Data Protection Act, which took effect on January 1, 2023, requires businesses subject to the legislation to conduct data protection assessments in certain circumstances and requires opt-in consent from consumers to acquire and process their sensitive personal information, which includes information revealing a consumer’s physical and mental health diagnosis and genetic and biometric information that can identify a consumer. In addition, Colorado enacted the Colorado Privacy Act, and Connecticut enacted the Connecticut Data Privacy Act, each of which took effect on July 1, 2023, and Utah enacted the Consumer Privacy Act, which became effective on December 31, 2023, and each of these laws may increase the complexity, variation in requirements, restrictions and potential legal risks, and could require increased compliance costs and changes in business practices and policies. Other states have also enacted, proposed, or are considering proposing, data privacy laws, which could further complicate compliance efforts, increase our potential liability and adversely affect our business.

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

Recently, several healthcare reform initiatives culminated in the enactment of the Inflation Reduction Act, or IRA, in August 2022, which, among other things, allows HHS to directly negotiate the selling price of a statutorily specified number of drugs and biologics each year that CMS reimburses under Medicare Part B and Part D. Only high-expenditure single-source drugs that have been approved for at least 7 years (11 years for single-source biologics) are eligible to be selected for negotiation by CMS, with the negotiated price taking effect two years after the selection year. Negotiations for Medicare Part D products begin in 2024 with the negotiated price taking effect in 2026, and negotiations for Medicare Part B products begin in 2026 with the negotiated price taking effect in 2028. In August 2023, HHS announced the ten Medicare Part D drugs and biologics that it selected for negotiations. HHS will announce the negotiated maximum fair prices by September 1, 2024. This price cap, which cannot exceed a statutory ceiling price, will come into effect on January 1, 2026, and will represent a significant discount from average prices to wholesalers and direct purchasers. The IRA also imposes rebates on Medicare Part D and Part B drugs whose prices have increased at a rate greater than the rate of inflation. In addition, the law eliminates the “donut hole” under Medicare Part D beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and requiring manufacturers to subsidize, through a newly established manufacturer discount program, 10% of Part D enrollees’ prescription costs for brand drugs below the out-of-pocket maximum, and 20% once the out-of-pocket maximum has been reached. The IRA also extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA permits the Secretary of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. Manufacturers that fail to comply with the IRA may be subject to various penalties, including significant civil monetary penalties. These provisions may be subject to legal challenges. For example, the provisions related to the negotiation of selling prices of high-expenditure single-source drugs and biologics have been challenged in multiple lawsuits brought by pharmaceutical manufacturers. The outcome of these lawsuits is uncertain, and some IRA drug discount provisions have not been challenged in litigation. Thus, while it is unclear how the IRA will be implemented, it will likely have a significant impact on the pharmaceutical industry and the pricing of THB335 or any oral future KIT inhibitor product candidates.

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

The holders of a substantial number of shares of our outstanding common stock as of March 31, 2024, have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or our stockholders. We also have registered shares of common stock that we may issue under our equity incentive plans. These shares are freely tradeable in the public market.

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

Based on the beneficial ownership of our common stock as of March 31, 2024, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned a substantial portion of our outstanding voting stock. The interests of these stockholders may not be the same as or may even conflict with your interests. For example, these stockholders could delay or prevent a change of control of our Company, even if such a change of control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our Company or our assets and might affect the prevailing market price of our common stock. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On March 27, 2024, Edward R. Conner, M.D., the Company’s Chief Medical Officer, entered into a pre-arranged written stock sale plan dated April 20, 2024 in accordance with Rule 10b5-1 (the “Conner 10b5-1 Plan”) under the Exchange Act, for the sale of shares of the Company’s common stock. The Conner 10b5-1 Plan was entered into during an open trading window in accordance with the Company’s insider trading policy and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The Conner 10b5-1 Plan provides for the potential sale of up to 110,192 shares of the Company’s common stock, including upon the exercise of vested stock options for shares of the Company’s common stock, so long as the market price of the Company’s common stock is higher than certain minimum threshold prices specified in the Conner 10b5-1 Plan, between $15.00 and $25.00.

On March 27, 2024, Julie Person, the Company’s Chief Administrative Officer, entered into a pre-arranged written stock sale plan dated April 20, 2024 in accordance with Rule 10b5-1 (the “Person 10b5-1 Plan”) under the Exchange Act, for the sale of shares of the Company’s common stock. The Person 10b5-1 Plan was entered into during an open trading window in accordance with the Company’s insider trading policy and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The Person 10b5-1 Plan provides for the potential sale of up to 40,000 shares of the Company’s common stock, including upon the exercise of vested stock options for shares of the Company’s common stock, so long as the market price of the Company’s common stock is higher than certain minimum threshold prices specified in the Person 10b5-1 Plan, between $12.00 and $20.00.

Item 6. Exhibits.

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed herewith
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Third Harmonic Bio, Inc.

Date: May 15, 2024	By:	/s/ Natalie Holles
Natalie Holles
Chief Executive Officer and Director (Principal Executive Officer)

Date: May 15, 2024	By:	/s/ Christopher M. Murphy
Christopher M. Murphy
Chief Financial and Business Officer (Principal Financial and Accounting Officer)