Form 10-Q
period 2024-09-30
Third Harmonic Bio, Inc.
filed 2024-11-07
CIK 1923840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 1, 2024, the registrant had 45,058,413 shares of common stock, $0.0001 par value per share, outstanding.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, or this Quarterly Report, contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and section 27A of the Securities Act of 1933, as amended, or the Securities Act. All statements contained in this Quarterly Report other than statements of historical fact, including but not limited to statements regarding our future results of operations and financial position, business strategy, market size, potential growth opportunities, planned nonclinical and clinical development activities and timelines, the efficacy and safety profile of THB335 or any future product candidates, potential therapeutic benefits and economic value of THB335 or any future product candidates, our ability to obtain funding for our operations necessary to complete further development and commercialization of our product candidates, use of net proceeds from our public offerings, our ability to maintain and recognize the benefits of certain designations received by THB335 or any future product candidates, the timing and results of our ongoing and planned nonclinical studies and clinical trials, commercial collaboration with third parties, the potential impact of global business or macroeconomic conditions, including as a result of a potential temporary federal government shutdown, inflation, fluctuating interest rates, instability in the global banking system, and geopolitical conflicts, including the war in Ukraine, conflicts in the Middle East or China-Taiwan relations, on our operations, and the receipt and timing of potential regulatory designations, approvals and commercialization of THB335 or any future product candidates, are forward-looking statements. The words “believe,” “may,” “will,” “potentially,” “estimate,” “continue,” “anticipate,” “predict,” “target,” “intend,” “could,” “would,” “should,” “project,” “plan,” “expect,” and similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

THIRD HARMONIC BIO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	December 31, 2023	September 30, 2024
Assets
Current assets:
Cash and cash equivalents	$269,070	$296,093
Prepaid expenses and other current assets	3,376	4,139
Total current assets	272,446	300,232
Restricted cash	453	453
Property and equipment, net	169	133
Right of use asset	3,763	3,226
Other assets, noncurrent	880	449
Total assets	$277,711	$304,493
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,838	$2,857
Accrued expenses and other current liabilities	2,835	3,379
Operating lease liability, current	745	829
Total current liabilities	5,418	7,065
Operating lease liability, noncurrent	3,208	2,574
Total liabilities	8,626	9,639
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock, $0.0001 par value, 500,000,000 shares authorized at December 31, 2023 and September 30, 2024; 40,104,937 and 44,732,246 shares issued and outstanding at December 31, 2023 and September 30, 2024, respectively	4	5
Additional paid-in capital	383,301	441,431
Accumulated deficit	(114,220)	(146,582)
Total stockholders’ equity	269,085	294,854
Total liabilities and stockholders’ equity	$277,711	$304,493

The accompanying notes are an integral part of these condensed consolidated financial statements.

THIRD HARMONIC BIO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2024	2023	2024
Operating expenses:
Research and development	$5,969	$11,343	$18,046	$25,963
General and administrative	4,878	5,730	15,503	16,470
Total operating expenses	10,847	17,073	33,549	42,433
Loss from operations	10,847	17,073	33,549	42,433
Other income, net:
Interest income	(3,470)	(3,278)	(9,533)	(10,075)
Other (income) expense	(34)	4	(28)	4
Total other income, net	(3,504)	(3,274)	(9,561)	(10,071)
Net loss	$7,343	$13,799	$23,988	$32,362
Net loss per share of common stock, basic and diluted	$0.19	$0.33	$0.61	$0.80
Weighted-average number of common stock outstanding, basic and diluted	39,689,819	41,317,517	39,567,206	40,697,668

The accompanying notes are an integral part of these condensed consolidated financial statements.

THIRD HARMONIC BIO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2022	39,377,222	$4	$372,460	$(83,396)	$289,068
Vesting of restricted stock	107,181	—	—	—	—
Stock-based compensation expense	—	—	2,682	—	2,682
Net loss	—	—	—	(9,085)	(9,085)
Balance at March 31, 2023	39,484,403	$4	$375,142	$(92,481)	$282,665
Vesting of restricted stock	107,093	—	—	—	—
Stock-based compensation expense	—	—	2,845	—	2,845
Exercise of stock options	37,268	—	58	—	58
Net loss	—	—	—	(7,560)	(7,560)
Balance at June 30, 2023	39,628,764	$4	$378,045	$(100,041)	$278,008
Vesting of restricted stock	104,146	—	—	—	—
Stock-based compensation expense	—	—	2,291	—	2,291
Exercise of stock options	1,746	—	3	—	3
Net loss	—	—	—	(7,343)	(7,343)
Balance at September 30, 2023	39,734,656	$4	$380,339	$(107,384)	$272,959

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2023	40,104,937	$4	$383,301	$(114,220)	269,085
Vesting of restricted stock	82,339	—	—	—	—
Stock-based compensation expense	—	—	2,223	—	2,223
Exercise of stock options	65,592	—	49	—	49
Net loss	—	—	—	(7,856)	(7,856)
Balance at March 31, 2024	40,252,868	$4	$385,573	$(122,076)	$263,501
Vesting of restricted stock	80,643	—	—	—	—
Stock-based compensation expense	—	—	2,608	—	2,608
Exercise of stock options	369,938	—	1,312	—	1,312
Net loss	—	—	—	(10,707)	(10,707)
Balance at June 30, 2024	40,703,449	$4	$389,493	$(132,783)	$256,714
Vesting of restricted stock	76,177	—	—	—	—
Stock-based compensation expense	—	—	3,062	—	3,062
Exercise of stock options	52,620	—	267	—	267
Issuance of common stock, net of issuance costs	3,900,000	1	48,609	—	48,610
Net loss	—	—	—	(13,799)	(13,799)
Balance at September 30, 2024	44,732,246	$5	$441,431	$(146,582)	$294,854

The accompanying notes are an integral part of these condensed consolidated financial statements.

THIRD HARMONIC BIO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, except share and per share amounts)

(Unaudited)

	Nine Months Ended September 30,
	2023	2024
Cash flows from operating activities:
Net loss	$(23,988)	$(32,362)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	7,818	7,893
Depreciation expense	22	36
Noncash operating lease expense	396	537
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,121	(763)
Other assets	467	373
Accounts payable	(141)	1,019
Accrued expenses and other current liabilities	(296)	544
Operating lease liabilities	(217)	(550)
Net cash used in operating activities	(14,818)	(23,273)
Cash flows from investing activities:
Purchase of property and equipment	(168)	—
Net cash used in investing activities	(168)	—
Cash flows from financing activities:
Payment of offering costs	(60)	—
Proceeds from issuance of common stock through ATM sales, net of offering costs	—	48,668
Proceeds from the exercise of stock options	61	1,628
Net cash provided by financing activities	1	50,296
Net (decrease) increase in cash, cash equivalents and restricted cash	(14,985)	27,023
Cash, cash equivalents and restricted cash at beginning of period	289,318	269,523
Cash, cash equivalents and restricted cash at end of period	$274,333	$296,546

Supplemental disclosure of cash flows:
Offering costs in accounts payable and accrued expenses	$338	$—
Deferred offering costs reclassified to additional paid-in equity	$—	$58

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

Since its inception, the Company has funded its operations primarily with proceeds from sales of shares of its redeemable convertible preferred stock and most recently with proceeds from the IPO and other equity offerings. The Company has incurred recurring losses since its inception, including net losses of $24.0 million and $32.4 million for the nine months ended September 30, 2023 and 2024, respectively. As of September 30, 2024, the Company had an accumulated deficit of $146.6 million. To date the Company has not generated any revenues and expects to continue to generate operating losses for the foreseeable future. As of the issuance date of these condensed consolidated financial statements, the Company expects that its existing cash and cash equivalents of $296.1 million as of September 30, 2024, will be sufficient to fund its operating expenses and capital expenditure requirements for at least the next 12 months from the issuance date of these condensed consolidated financial statements.

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

Unaudited Interim Financial Information

The accompanying unaudited interim condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, or GAAP, for interim financial reporting and as required by Regulation S-X, Rule 10-01. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated annual financial statements for the years ended December 31, 2022 and 2023 and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair presentation. The financial data and other information disclosed in these notes related to the three and nine months ended September 30, 2023 and 2024 are unaudited. These financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2023 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 26, 2024. The results for the nine months ended September 30, 2024 are not necessarily indicative of results to be expected for the year ending December 31, 2024, any other interim periods, or any future year or period.

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

3. Fair Value Measurements

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis (in thousands):

		December 31, 2023
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Observable Inputs (Level 3)
Money market funds	$140,093	$140,093	$—	$—
U.S. treasury securities	125,841	125,841	—	—
Total financial assets	$265,934	$265,934	$—	$—

		September 30, 2024
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Observable Inputs (Level 3)
Money market funds	$162,898	$162,898	$—	$—
U.S. treasury securities	128,805	128,805	—	—
Total financial assets	$291,703	$291,703	$—	$—

As of December 31, 2023 and September 30, 2024, the Company had no financial liabilities that required fair value measurement. As of December 31, 2023 and September 30, 2024, the Company’s cash equivalents consisted of money market funds classified as Level 1 financial assets, as these assets are valued using quoted market prices in active markets for identical assets without any valuation adjustment. As of December 31, 2023 and September 30, 2024, the Company held U.S. treasury bills, which are included in cash, cash equivalents and restricted cash as their maturity is 90 days or less at acquisition and are considered Level 1 category assets as there are quoted prices in active markets.

During the year ended December 31, 2023 and the nine months ended September 30, 2024, there were no transfers or reclassifications between fair value measurement levels of assets or liabilities. The carrying values of prepaid expenses and other current assets, accounts payable and accrued expenses and other current liabilities approximate their fair values due to the short-term nature of these assets and liabilities.

4. Property, Plant and Equipment

Property, plant and equipment consisted of the following (in thousands):

	December 31, 2023	September 30, 2024
Leasehold improvement	$109	$109
Office furniture	44	44
Computer equipment	51	51
Property, plant and equipment, gross	204	204
Less: Accumulated depreciation	(35)	(71)
Property, plant and equipment, net	$169	$133

Depreciation expense was immaterial for the three and nine months ended September 30, 2023 and 2024, which has been recorded within general and administrative expenses.

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31, 2023	September 30, 2024
Accrued research and development expenses	$169	$1,001
Employee compensation and related benefits	2,232	2,144
Professional fees	394	216
Other	40	18
Total accrued expenses and other current liabilities	$2,835	$3,379

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

Under the Novartis Agreement, the Company is obligated to make aggregate milestone payments of up to $231.7 million related to the achievement of specified development, commercialization, and sales milestones. The Company records the milestone payments as research and development expenses when the milestones occur and consideration is paid or becomes payable. As of September 30, 2024, the Company has made two development milestone payments under the Novartis Agreement totaling $1.0 million, of which $0.4 million was achieved and paid in 2019, and $0.6 million was achieved and paid in 2020, which were recorded as research and development expense. No other milestones have occurred or have been paid under the Novartis Agreement.

As part of the Novartis Agreement, the Company also agreed to pay tiered royalties based on future net sales of all products licensed under the agreement, of which the royalty percentage ranged within the single digits.

7. Stockholder's Equity

Common stock

As of December 31, 2023 and September 30, 2024, the Company’s Amended and Restated Certificate of Incorporation authorized the Company to issue 500,000,000 shares of common stock, with a par value of $0.0001. The voting, dividend and liquidation rights of the holders of the Company’s common stock were subject to and qualified by the rights, preferences and privileges of the holders of the redeemable convertible preferred stock.

The holders of the common stock are entitled to one vote for each share of common stock held on all matters submitted to a vote of stockholders. There are not cumulative voting rights for the election of directors in the restated certificate of incorporation, which means that holders of a majority of the shares of the common stock will be able to elect all of the directors. Common stockholders are entitled to receive dividends, as may be declared by the board of directors, or the Board, if any, subject to the preferential dividend rights of redeemable convertible preferred stock. Through September 30, 2024, no cash dividends had been declared or paid.

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

In October 2023, the Company filed a shelf registration statement on Form S-3, or the Shelf Registration Statement, which became effective in October 2023. The Shelf Registration Statement permits the offering of up to $400.0 million aggregate dollar amount of shares of common stock or preferred stock, debt securities, warrants to purchase common stock, preferred stock or debt securities, subscription rights to purchase common stock, preferred stock or debt securities and/or units consisting of some or all of these securities, in one or more offerings and in any combination. In connection with the Shelf Registration Statement, the Company entered into an Open Market Sales AgreementSM, or the Sales Agreement, with Jefferies LLC, as the sales agent, pursuant to which the Company may offer and sell shares of common stock having an aggregate offering amount of up to $150.0 million, or the ATM Facility. The $150.0 million of common stock that may be issued and sold pursuant to the Sales Agreement is included in the $400.0 million of securities that may be issued and sold pursuant to the Shelf Registration Statement. The Company will pay Jefferies LLC a commission rate of up to 3.0% of the gross proceeds from the sale of any shares of common stock pursuant to the Sales Agreement.

On September 19, 2024, the Company sold an aggregate of 3,900,000 shares of common stock through the Sales Agreement, with Jefferies LLC. The gross proceeds from these sales were approximately $49.9 million, before deducting sales agent commission of approximately $1.3 million, resulting in net proceeds of approximately $48.7 million.

Undesignated preferred stock

As of December 31, 2023 and September 30, 2024, the Company’s Amended and Restated Certificate of Incorporation authorized the Company to issue up to 10,000,000 shares of undesignated preferred stock, par value $0.0001 per share. There were no undesignated preferred shares issued or outstanding as of December 31, 2023 and September 30, 2024.

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

Stock Options

The assumptions that the Company used to determine the grant-date fair value of stock options awarded to employees, were as follows for the nine months ended September 30, 2023 and 2024:

Nine Months Ended September 30,
	2023	2024
Expected term (in years)	5.2-7.0	5.5-7
Expected volatility	85.7-88.2%	84.4-87.5%
Risk-free interest rate	3.6-4.3%	3.4-4.6%
Expected dividend yield	—	—

The following table summarizes the Company’s stock option activity since December 31, 2023:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2023	3,953,149	$4.16	8.7	$26,906
Granted	2,655,600	12.08
Exercised	(488,150)	3.34
Forfeited or cancelled	(357,775)	4.20
Outstanding as of September 30, 2024	5,762,824	$7.88	8.7	$33,133
Options vested and exercisable as of September 30, 2024	1,644,700	$4.91	8.1	$14,212
Options unvested as of September 30, 2024	4,118,124	$9.06	8.9	$18,921

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock.

The weighted-average grant-date fair value per share of stock options granted during the nine months ended September 30, 2024 was $8.98. As of September 30, 2024, there was $30.4 million of unrecognized stock-based compensation expense related to unvested stock options, to be recognized over a weighted-average period of 2.9 years.

The total fair value of options vested during the nine months ended September 30, 2024 was $6.0 million.

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

A summary of the activity of the restricted common stock since December 31, 2023:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Unvested at December 31, 2023	543,869	$1.42
Granted	—	—
Vested	(239,159)	1.40
Cancelled or forfeited	—	—
Unvested at September 30, 2024	304,710	$1.43

The weighted-average grant-date fair value per share of restricted common stock awards granted during the nine months ended September 30, 2024 was zero as no shares were granted in the period. The aggregate fair value of restricted stock awards that vested during the three months ended September 30, 2024 was $0.3 million. Stock-based compensation expense recognized for the restricted stock granted was $0.3 million for the three months ended September 30, 2024. As of September 30, 2024, there was unrecognized expense of $0.3 million related to the restricted stock, which is expected to be recognized over a weighted-average period of 0.8 years.

Stock-Based Compensation Expense

Stock-based compensation expense included in the Company’s condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2024	2023	2024
Research and development	$923	$1,307	$2,996	$3,055
General and administrative	1,368	1,755	4,822	4,838
Total stock-based compensation expense	$2,291	$3,062	$7,818	$7,893

9. Net Loss Per Share

The following table sets forth the computation of the Company’s basic and diluted net loss per share for the periods presented (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2024	2023	2024
Numerator:
Net loss	$7,343	$13,799	$23,988	$32,362
Net loss attributable to common stockholders, basic and diluted	$7,343	$13,799	$23,988	$32,362
Denominator:
Weighted-average number of common shares used in net loss per share, basic and diluted	39,689,819	41,317,517	39,567,206	40,697,668
Net loss per share of common stock, basic and diluted	$0.19	$0.33	$0.61	$0.80

The Company excluded the following shares from the computation of diluted net loss per share of common stockholders during the three and nine months ended September 30, 2023 and 2024 because including them would have had an anti-dilutive effect:

	Three and Nine Months Ended September 30,
	2023	2024
Options to purchase common stock	4,911,291	5,762,824
Unvested restricted stock	635,520	304,710
Total	5,546,811	6,067,534

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

During the three and nine months ended September 30, 2023 and 2024, the components of operating lease cost were as follows, and are reflected in general and administrative expenses and research and development expenses, as determined by the underlying activities:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2024	2023	2024
Lease Cost:
Operating lease cost	$274	$275	$822	$823
Total operating lease cost	$274	$275	$822	$823

Variable operating lease costs for the three and nine months ended September 30, 2023 and 2024 were immaterial.

There was $0.3 million cash paid for amounts included in the measurement of operating lease liabilities for each of the three months ended September 30, 2023 and 2024, respectively. There was $0.6 million and $0.8 million of cash paid for amounts included in the measurement of operating lease liabilities for the nine months ended September 30, 2023 and 2024, respectively.

Maturities of operating lease liabilities at September 30, 2024 are as follows (in thousands):

2024 (remaining)	$280
2025	1,145
2026	1,176
2027	1,207
Thereafter	238
Total lease payments	4,046
Less: interest	(643)
Total lease liability	$3,403

11. Commitments and Contingencies

Legal Proceedings

From time to time, in the ordinary course of business, the Company is subject to litigation and regulatory examinations as well as information gathering requests, inquiries and investigations. As of December 31, 2023 and September 30, 2024, there were no litigation matters which would have a material impact on the Company’s financial results.

12. Related Party Transactions

Novartis

Novartis is a significant beneficial owner of the Company, holding more than 5% of the total outstanding stock of the Company, as of December 31, 2023 and September 30, 2024. The Company has an in-license agreement with Novartis, which required the Company to make an upfront payment and issue shares of Series A-1 Preferred Stock to Novartis, and further includes future milestone payments upon the occurrence of certain events and royalty payments upon future sales. Refer to Note 6.

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

13. Employee Benefit Plans

Effective January 1, 2019, the Company adopted a 401(k) Plan for its employees, which is designed to be qualified under Section 401(k) of the Internal Revenue Code. Eligible employees are permitted to contribute to the 401(k) Plan within statutory and 401(k) Plan limits. Since inception of the plan and through the nine months ended September 30, 2024, the Company has not made any contributions to the 401(k) Plan.

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

We have incurred significant operating losses since inception. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of our product candidates. Our net loss was $30.8 million, and $32.4 million for the year ended December 31, 2023, and the nine months ended September 30, 2024 respectively. As of September 30, 2024, we had an accumulated deficit of approximately $146.6 million. We expect to continue to incur net operating losses for at least the next several years, and we expect our research and development expenses, general and administrative expenses, and capital expenditures will increase substantially in connection with our ongoing activities, particularly if, and as, we:

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

As of September 30, 2024, we had $296.1 million in cash and cash equivalents. We believe that our existing cash and cash equivalents, will be sufficient to fund our operations and capital expenses through at least 2026. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See the subsection titled “Liquidity and Capital Resources.”

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

Results of Operations

Comparison of the three and nine months ended September 30, 2023 and 2024

The following table summarizes our results of operations for each of the periods presented (in thousands, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2024	$ Change	% Change	2023	2024	$ Change	% Change
Operating expenses:
Research and development	$5,969	$11,343	$5,374	90%	$18,046	$25,963	$7,917	44%
General and administrative	4,878	5,730	852	17	15,503	16,470	967	6
Total operating expenses	10,847	17,073	6,226	57	33,549	42,433	8,884	26
Loss from operations	10,847	17,073	6,226	57	33,549	42,433	8,884	26
Other income, net:
Interest income	(3,470)	(3,278)	192	(6)	(9,533)	(10,075)	(542)	6
Other (income) expense	(34)	4	38	(112)	(28)	4	32	(114)
Total other income, net	(3,504)	(3,274)	230	(7)	(9,561)	(10,071)	(510)	5
Net loss	$7,343	$13,799	$6,456	88%	$23,988	$32,362	$8,374	35%

Research and Development Expenses

The following table summarizes our research and development expenses for each of the periods presented (in thousands, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2024	$ Change	% Change	2023	2024	$ Change	% Change
Direct costs:
THB001	$1,105	$48	$(1,057)	(96%)	$3,469	$158	$(3,311)	(95%)
Other discovery and development	439	1,388	949	*	3,520	3,699	179	5
THB335	1,571	5,573	4,002	*	1,899	11,322	9,423	*
Indirect costs:
Employee-related	2,595	3,995	1,400	54	8,375	9,961	1,586	19
Facilities and other	259	339	80	31	783	823	40	5
Total research and development expenses	$5,969	$11,343	$5,374	90%	$18,046	$25,963	$7,917	44%

*Percentage not meaningful.

Research and development expenses increased by $5.4 million, from $6.0 million for the three months ended September 30, 2023 to $11.3 million for the three months ended September 30, 2024, and increased by $8.0 million, from $18.0 million for the nine months ended September 30, 2023 to $26.0 million for the nine months ended September 30, 2024, primarily due to increased spend related to the THB335 program and increases in personnel-related expenses, offset by a decrease in spend related to the THB001 program.

General and Administrative Expenses

General and administrative expenses increased by $0.8 million, from $4.9 million for the three months ended September 30, 2023 to $5.7 million for the three months ended September 30, 2024, and increased by $1.0 million, from $15.5 million for the nine months ended September 30, 2023 to $16.5 million for the nine months ended September 30, 2024, primarily driven by increases in personnel-related expenses, including executive recruiting costs.

Total Other (Income) Expense, Net

Total other income, net decreased by $0.2 million, from $3.5 million for the three months ended September 30, 2023 to $3.3 million for the three months ended September 30, 2024, and increased by $0.5 million, from $9.6 million for the nine months ended September 30, 2023 to $10.1 million for the nine months ended September 30, 2024. The changes were primarily driven by fluctuations in interest rates, which impacted the interest income associated with our money market accounts.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have incurred significant losses in each period and on an aggregate basis. We have not yet commercialized any product candidates, and we do not expect to generate revenue from sales of any product candidates or from other sources for several years, if at all.

As of September 30, 2024, we had $296.1 million in cash and cash equivalents, and we had an accumulated deficit of approximately $146.6 million.

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

During the quarter ended September 30, 2024, we sold an aggregate of 3,900,000 shares of our common stock through our ATM Facility pursuant to the Sales Agreement with Jefferies LLC. The gross proceeds from these sales were approximately $49.9 million, before deducting sales agent commission of approximately $1.3 million, resulting in net proceeds of approximately $48.7 million.

Cash Flows

The following table provides information regarding our cash flows for each of the periods presented (in thousands):

	Nine Months Ended September 30,
	2023	2024
Net cash used in operating activities	$(14,818)	$(23,273)
Net cash used in investing activities	(168)	—
Net cash provided by financing activities	1	50,296
Net (decrease) increase in cash, cash equivalents and restricted cash	$(14,985)	$27,023

Net Cash Used in Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2023 was $14.8 million, and was primarily due to our net loss of $24.0 million, adjusted for $7.8 million non-cash stock-based compensation expense, $0.2 million for noncash operating lease expense and operating lease liabilities, and net changes in working capital consisting of $1.3 million.

Net cash used in operating activities for the nine months ended September 30, 2024 was $23.3 million, and was primarily due to our net loss of $32.4 million, adjusted for $7.9 million stock-based compensation expense, net decrease in working capital of $0.8 million and a $0.4 million decrease in other assets.

Net Cash Used in Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2023 was $0.2 million, and was entirely related to the purchase of property and equipment. We had no investing activities for the nine months ended September 30, 2024.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2023 was less than $0.1 million related to proceeds from the exercise of stock options which were offset by payment of deferred offering costs.

Net cash provided by financing activities for the nine months ended September 30, 2024 was primarily related to $48.7 million of net proceeds from our ATM Facility and $1.6 million of proceeds from the exercise of stock options.

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

Critical Accounting Policies

This management’s discussion and analysis is based on our unaudited interim condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles or GAAP. The preparation of our condensed consolidated financial statements and related disclosures requires us to make judgments and estimates that affect the reported amounts of assets, liabilities and expenses, as well as related disclosures during the reported periods. Our critical accounting policies are described under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the Securities and Exchange Commission on March 26, 2024. There were no material changes to our critical accounting policies through September 30, 2024 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. We had cash and cash equivalents of $296.1 million as of September 30, 2024, which consisted primarily of money market funds and U.S. Treasury-backed securities.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of September 30, 2024, management, with the participation of our Principal Executive Officer and Principal Financial and Accounting Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on this evaluation, our Principal Executive Officer and Principal Financial and Accounting Officer concluded that, as of September 30, 2024, our disclosure controls and procedures were not effective at a reasonable assurance level due to the material weakness described below.

During the preparation of our condensed consolidated financial statements for the year ended December 31, 2021, we identified a material weakness in our internal control over financial reporting. The material weakness that we identified related to the lack of segregation of duties, certain system limitations in our accounting software and the overall control environment, as we had insufficient internal resources with appropriate accounting and finance knowledge and expertise to design, implement, document, and operate effective internal controls around our financial reporting process. The material weakness remained at the time of the preparation of our financial statements as of December 31, 2023 and September 30, 2024.

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

Changes in Internal Control over Financial Reporting

Other than the changes described under “Remediation Status and Plan” above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2024 that have materially affected our internal control over financial reporting.

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

We have incurred significant net losses in each reporting period since our inception, have not generated any revenue to date and have financed our operations principally through private placements of preferred stock prior to the completion of our IPO, as well as the net proceeds from our IPO and sales of common stock through our ATM Facility pursuant to our Sales Agreement with Jefferies LLC. Our net losses were $32.4 million and $30.8 million for the nine months ended September 30, 2024, and the year ended December 31, 2023, respectively. As of September 30, 2024, we had an accumulated deficit of $146.6 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of any future product candidates. The net losses we incur may fluctuate significantly from quarter-to-quarter and year-to-year, such that a period-to-period comparison of our results of operations may not be a good indication of our future performance.

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

Nonclinical studies and clinical trials for THB335 or any oral future KIT inhibitor product candidates, will require substantial funds to complete. As of September 30, 2024, we had $296.1 million in cash and cash equivalents. Based on our current operating plan, we believe that our existing cash and cash equivalents, will be sufficient to fund our operating expenses and capital expenditure requirements through at least 2026. However, our future capital requirements and the period for which we expect our existing resources to support our operations, fund continued growth of our operations, research and development of product candidates, or otherwise respond to competitive pressures, may vary significantly from what we expect and we may need to seek additional funds sooner than planned. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. Our monthly spending levels vary based on new and ongoing research and development and other corporate activities. Because the length of time and activities associated with successful research and development of THB335 or any future product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any marketing and commercialization activities for approved products. Our future funding requirements for THB335 or any future product candidates and our ongoing operations, both near and long-term, will depend on many factors, including, but not limited to:

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

Our competitors have developed, are developing or will develop product candidates and processes competitive with THB335 or any oral future KIT inhibitor product candidates, and processes. Therapeutic treatments include those that have already been approved and accepted by the medical community and any new treatments, including those based on novel technology platforms that enter the market. In addition to the current standard of care treatments for patients with allergies and inflammatory diseases, numerous commercial and academic nonclinical studies and clinical trials are being undertaken by a large number of parties to assess novel technologies and product candidates. There are numerous other competitive approaches, including inhibitors of activators of mast cells such as IgE antibodies like omalizumab, inhibitors of mediators such as antihistamines and anti-IL-4 /IL-13 therapies, other small molecule approaches such as Novartis' remibrutinib, a Bruton’s tyrosine kinase, or BTK inhibitor, and other small molecule and biologic KIT inhibitors such as Celldex Therapeutics’ barzolvolimab, Jasper Therapeutics' briquilimab, Blueprint Medicines' BLU-808, and Incyte Corp.’s small molecule MRGPRX2 inhibitor, EP262, among others.

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

As of September 30, 2024, we had 51 full-time employees. We expect to increase the number of our employees and the scope of our operations, particularly in the areas of clinical development, clinical operations, manufacturing, late-stage regulatory affairs, finance, accounting, business operations, public company compliance, communications and other corporate development functions, and, if THB335 or any of our oral future KIT inhibitor product candidates receive regulatory and marketing approval, sales, marketing and distribution capabilities. If we acquire additional product candidates or enter into future collaborations, we may have to further expand our employee base beyond our current projections, which may include further nonclinical research and development or later-stage regulatory operations. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified employees. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth and with developing sales, marketing and distribution infrastructure, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified employees. The expansion of our operations may lead to significant costs and may divert our management and business development resources.

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

In addition, three decisions from the U.S. Supreme Court in July 2024 overruling the Chevron doctrine may lead to an increase in litigation against regulatory agencies that could create uncertainty and thus negatively impact our business. The first decision overturned established precedent that required courts to defer to regulatory agencies’ interpretations of ambiguous statutory language. The second decision overturned regulatory agencies’ ability to impose civil penalties in administrative proceedings. The third decision extended the statute of limitations within which entities may challenge agency actions. These cases may result in increased litigation by industry against regulatory agencies and impact how such agencies choose to pursue enforcement and compliance actions. However, the specific, lasting effects of these decisions, which may vary within different judicial districts and circuits, is unknown. We also cannot predict the extent to which FDA and SEC regulations, policies, and decisions may become subject to increasing legal challenges, delays, and changes.

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

The holders of a substantial number of shares of our outstanding common stock as of September 30, 2024, have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or our stockholders. We also have registered shares of common stock that we may issue under our equity incentive plans. These shares are freely tradeable in the public market.

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

Based on the beneficial ownership of our common stock as of September 30, 2024, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned a substantial portion of our outstanding voting stock. The interests of these stockholders may not be the same as or may even conflict with your interests. For example, these stockholders could delay or prevent a change of control of our Company, even if such a change of control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our Company or our assets and might affect the prevailing market price of our common stock. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

Use of Proceeds from Public Offering of Common Stock

On September 14, 2022, our Registration Statement on Form S-1, as amended (Registration No. 333-267022) was declared effective by the SEC for our IPO. At the closing of the offering on September 19, 2022, we sold 12,535,000 shares of common stock, including the exercise in full by the underwriters of their option to purchase up to 1,635,000 additional shares of common stock, at a public offering price of $17.00 per share. The aggregate net proceeds to us from the public offering, inclusive of the over-allotment exercise and after underwriting discounts and offering expenses, were approximately $198.2 million. Morgan Stanley & Co. LLC, Jefferies LLC and Cowen and Company, LLC acted as joint book-running managers for the offering. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning 10% or more of any class of our equity securities or to any other affiliates.

There has been no material change in the planned use of proceeds from our IPO as described in the prospectus filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act on September 15, 2022.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three months ended September 30, 2024, none of our directors or officers, as defined in Rule 16a-1(f), informed us of the adoption, modification or termination of a "Rule 10b5-1 trading agreement" or "non-Rule 10b-51 trading agreement," as those terms are defined in Regulations S-K, Item 408.

Leadership Team Updates

On November 4, 2024, the Compensation Committee of the board approved the title change of Jennifer Dittman, age 42, the Company’s current Chief Development Operations Officer, to Chief Operating Officer.

Ms. Dittman joined Third Harmonic Bio in November 2022 as Vice President of Regulatory Affairs before her promotion to Chief Development Operations Officer in May 2024. Prior to joining Third Harmonic Bio, Ms. Dittman was Vice President of Regulatory Affairs and Medical Writing at Generation Bio, where she was responsible for platform and pipeline regulatory activities. Before Generation Bio, she held roles of increasing responsibility at Vertex Pharmaceuticals, most recently serving as Executive Director, Therapeutic Area Head, in Regulatory Affairs, where she helped set the global regulatory strategy for multiple pipeline products in development, including small molecule and gene therapy/editing programs. Earlier in her career, Ms. Dittman served in roles of increasing responsibility in Regulatory Affairs at bluebird bio and was Adjunct Faculty in the Regulatory Affairs program at Northeastern University. She holds a M.S. in regulatory affairs for drugs, biologics, and medical devices from Northeastern University.

There is no arrangement or understanding between Ms. Dittman and any other persons, pursuant to which Ms. Dittman was selected as an officer, no family relationships among any of our directors or executive officers and Ms. Dittman, and Ms. Dittman does not have any direct or indirect material interest in any transaction required to be disclosed pursuant to Item 404(a) of Regulation S-K.

In connection with this title change, there will be no change to Ms. Dittman’s compensation arrangement.

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

Third Harmonic Bio, Inc.

Date: November 7, 2024	By:	/s/ Natalie Holles
Natalie Holles
Chief Executive Officer and Director (Principal Executive Officer)

Date: November 7, 2024	By:	/s/ Christopher M. Murphy
Christopher M. Murphy
Chief Financial and Business Officer (Principal Financial and Accounting Officer)