Form 10-K
period 2024-12-31
Third Harmonic Bio, Inc.
filed 2025-03-27
CIK 1923840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the common stock held by non-affiliates of the Registrant, based on the closing price of $13.00 for the shares of common stock on June 28, 2024, as reported by the Nasdaq Stock Market LLC on such date was approximately $298.5 million.

The number of shares of Registrant’s Common Stock outstanding as of March 21, 2025 was 45,103,899.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement relating to the 2025 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein. The Definitive Proxy Statement will be filed within 120 days of the Registrant’s fiscal year ended December 31, 2024. Except with respect to information specifically incorporated by reference in this Form 10-K, the Definitive Proxy Statement is not deemed to be filed as part of this Annual Report on Form 10-K.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, or this Annual Report, contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and section 27A of the Securities Act of 1933, as amended, or the Securities Act. All statements contained in this Annual Report other than statements of historical fact, including but not limited to statements regarding our strategic review process, future results of operations and financial position, business strategy, market size, potential growth opportunities, nonclinical and clinical development activities, the efficacy and safety profile of THB335 or any future product candidates, potential therapeutic benefits and economic value of THB335 or any future product candidates, our ability to obtain funding for our operations necessary to complete further development and commercialization of our product candidates, use of net proceeds from our initial public offering, our ability to maintain and recognize the benefits of certain designations received by THB335 or any future product candidates, the timing and results of nonclinical studies and clinical trials, commercial collaboration with third parties, the potential impact of global business, macroeconomic or geopolitical conditions, including as a result of a potential temporary federal government shutdown, inflation, volatile interest rates, instability in the global banking system, and geopolitical tensions and ongoing regional conflicts on our operations, and the receipt and timing of potential regulatory designations, approvals and commercialization of THB335 or any future product candidates, are forward-looking statements. The words “believe,” “may,” “will,” “potentially,” “estimate,” “continue,” “anticipate,” “predict,” “target,” “intend,” “could,” “would,” “should,” “project,” “plan,” “expect,” and similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

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
•
Subject to our strategic review process, we will need substantial additional funds to pursue our business objectives, which may not be available on acceptable terms, or at all. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate our product development programs, commercialization efforts or other operations.
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
•
Our clinical trials may reveal significant adverse events not seen in our nonclinical studies and may result in a safety profile that could inhibit regulatory approval or market acceptance of THB335 or any future product candidates.
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

iii

PART I

Item 1. Business.

Overview

We are a biopharmaceutical company focused on advancing the next wave of medicine for dermal, respiratory, and gastrointestinal inflammatory diseases. We are developing THB335, our next-generation, potent and selective, oral small-molecule inhibitor of KIT, a cell surface receptor that serves as the master regulator of mast cell function and survival. Early clinical studies have demonstrated that KIT inhibition has the potential to address the treatment of a broad range of mast cell-mediated inflammatory diseases, and that a titratable, oral small molecule inhibitor may provide an attractive therapeutic profile against this target. Our initial focus is on developing an oral KIT inhibitor to treat chronic spontaneous urticaria (CSU). THB335 maintains the nonclinical pharmacology and selectivity profile of THB001, our first-generation product candidate, with structural modifications that are designed to functionally block the site of reactive metabolite formation to mitigate hepatotoxicity risk as well as provide a differentiated metabolic, distribution and physiochemical profile.

In February 2025, we disclosed the results from our Phase 1 single and multiple ascending dose (SAD/MAD) clinical trial of THB335 in healthy volunteers, as described further below. We believe this data supports the advancement of THB335 into a Phase 2 clinical trial in CSU. We intend to continue THB335 development activities through the first half of 2025 to prepare for the initiation of a 12-week, placebo-controlled Phase 2 study in CSU. Key near-term activities include completion of ongoing subchronic toxicology studies and submission of regulatory filings to position THB335 for Phase 2 initiation. In parallel, we plan to run a broadly defined strategic review process to identify opportunities to maximize shareholder value across all assets within the Company, which include the THB335 program, our strong balance sheet, our public corporate entity, and our team. In February 2025, we also announced an immediate restructuring, in which we halted all non-THB335-related research and discovery activities and reduced our workforce by approximately 50%. These restructuring actions are expected to strengthen our already robust balance sheet and further streamline our operations and will leave us well positioned to evaluate and act upon the best ideas for generating shareholder value. We have engaged TD Securities (USA) LLC (dba TD Cowen) to advise on this process.

THB335 Phase 1 Clinical Results

The Phase 1 SAD (n=48) and 14-day MAD (n=32) clinical trial in healthy volunteers evaluated the safety and tolerability, pharmacokinetics and pharmacodynamics of THB335. SAD dose levels evaluated were 21 mg, 41 mg, 82 mg, 164 mg, and 205 mg. Food effect was evaluated at the 21mg dose level. MAD dose levels evaluated were once daily (QD) 21mg, 41 mg, 82 mg, and 164 mg.

THB335 has shown a half-life of approximately 40 hours, enabling QD dosing. Dose-dependent increases in exposure were observed across all SAD and MAD cohorts, with trough plasma exposures exceeding the KIT IC90 at MAD dose levels of 41 mg QD and greater. A mild positive food effect was observed as well.

Pharmacodynamics

Dose-dependent reductions in serum tryptase, a biomarker of mast cell activation, were observed in the MAD cohorts, with mean reductions from baseline ranging from 13% to 84% at day 15. The 41 mg, 82 mg, and 164 mg dose cohorts all reached serum tryptase reduction levels believed to have the potential to provide clinical benefit in the treatment of CSU.

Safety and Tolerability

THB335 was generally safe and well tolerated in the SAD cohorts. There were 3 subjects in the MAD cohorts with isolated, transient asymptomatic transaminase elevations. Two of the three subjects received placebo (1 subject in the 21 mg cohort, 1 subject in the 164 mg cohort), and one active subject received THB335 in the 164 mg cohort. Transaminase elevations in the 164 mg cohort were largely consistent in time course and magnitude for the placebo and active subjects. Based on review of the data, experts in drug-induced liver injury do not believe the single transaminase event in the active subject is drug-related. THB335 plasma metabolite identification data also confirm that the clinical metabolic profile is consistent with the nonclinical profile and lacks evidence for the presence of reactive intermediates.

Consistent with KIT biology, in the MAD cohorts, there were adverse events, which we also refer to as AEs. observed due to hair color change and reductions in hemoglobin and neutrophil counts. These events were largely dose-dependent and resolved in the follow-up period.

The full Phase 1 clinical results were presented as a poster presentation, entitled “First-in-human Study of THB335, an Oral Small Molecule Inhibitor of Wild Type KIT Receptor Tyrosine Kinase: Initial Safety, Pharmacokinetics (PK), and

Pharmacodynamics (PD) Results from Single Ascending and Multiple Ascending Dose Cohorts” at the American Academy of Allergy, Asthma & Immunology (AAAAI)/World Allergy Organization (WAO) Joint Congress in March 2025.

THB335 Program Next Steps

We intend to continue THB335 development activities through the first half of 2025 to prepare for the initiation of a 12-week, placebo-controlled Phase 2 study in CSU. Key near-term activities include completion of ongoing subchronic toxicology studies and submission of regulatory filings to position THB335 for Phase 2 initiation.

Our Strategy

Subject to our strategic review process, our strategy is to develop oral KIT inhibitors in therapeutic areas where mast cell driven inflammation can benefit from a highly selective, oral small molecule, including in the skin, respiratory and gastrointestinal tracts, with our current focus being developing THB335 as an oral KIT inhibitor to treat CSU. We believe that KIT inhibition may find wide therapeutic utility across a range of inflammatory indications, as mast cells are present in numerous tissue types. There are multiple skin, respiratory and gastrointestinal conditions such as atopic dermatitis, prurigo nodularis, chronic rhinosinusitis, allergic conjunctivitis, eosinophilic esophagitis and irritable bowel syndrome, where we believe mast cells maintain a vital role in driving the pathophysiology of the disease. We believe these potential opportunities represent attractive markets with clinical unmet need and established development and regulatory pathways.

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

Our Solution: THB335

We designed our next-generation highly potent and selective, oral small molecule wild-type KIT inhibitor, THB335, for the treatment of mast cell-mediated inflammatory diseases. Based on nonclinical and available clinical data to date, we believe an oral small molecule may be differentiated from other KIT-targeting therapeutics in the following designed aspects:

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

THB335 retains the potency and selectivity profile of THB001, with structural modifications that are intended to mitigate the hepatotoxicity risk seen with our discontinued THB001 product candidate as well as provide a differentiated metabolic, distribution and physiochemical profile.

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

THB335 Phase 1 SAD/MAD/Food Effect Clinical Trial Results in Healthy Volunteers

Clinical Trial Design

The Phase 1 SAD (n=48) and 14-day MAD (n=32) clinical trial in healthy volunteers evaluated the safety and tolerability, pharmacokinetics and pharmacodynamics of THB335. SAD dose levels evaluated were 21 mg, 41 mg, 82 mg, 164 mg, and 205 mg. Food effect was evaluated at the 21mg dose level. MAD dose levels evaluated were once daily 21mg, 41 mg, 82 mg, and 164 mg.

THB335 MAD Baseline Characteristics

The baseline characteristics were generally balanced across the MAD cohorts.

THB335 MAD Pharmacokinetics Summary

The SAD PK data demonstrated the expected dose-dependent increases in drug exposure, with a half-life of approximately 40 hours, which we believe can enable QD dosing. We also observed a mild positive food effect and an exposure variability coefficient of 41%.

In the MAD cohorts, we observed dose-proportional increases in exposure that exceeded the KIT IC90 at doses of 41 milligrams daily and higher. At the 164-milligram dose level, THB35 exceeded the KIT IC90 by almost seven-fold.

THB335 MAD Pharmacodynamics Summary

Pharmacodynamics were measured by reduction in serum tryptase, a biomarker of mast cell activation. We observed dose-dependent decreases in serum tryptase across the MAD cohorts with mean changes from baseline at day 15 ranging from 13% to 84%. Peak tryptase reductions occurred at day 15 across cohorts, indicating maximal drug effect at one day post-dosing completion. We believe that the tryptase reductions observed at the 41, 82 and 164 milligram dose levels sustained over time, have the potential to drive meaningful clinical benefit in patients living with CSU.

THB335 MAD Serum Tryptase

50.0%
40.0%
30.0%
20.0%
10.0%
0.0%
-10.0%
-20.0%
-30.0%
-40.0%
-50.0%
-60.0%
-70.0%
-80.0%
-90.0%
-100.0%
Avg (percent change from baseline)
Tryptase concentrations (ng/mL)
1 2 3 4 5 6 7 8 9 10 11 12 13 14 15 16 17 18 19 20 21 22
Visit day
Placebo
21 mg
41 mg
82 mg
164 mg

Serum Tryptase
Dose	**Mean % Reduction at Day 15**
Placebo (n=8)	0.8%
21 mg (n=6)	-13%
41 mg (n=6)	-50%
82 mg (n=6)	-59%
164 mg (n=5)[1]	-84%

1 One subject discontinued at day 3 due to unrelated hypertension

THB335 MAD Safety Summary – AEs Reported in 2 or More Subjects

We observed AEs consistent with the known effects of on-target KIT inhibition, including hair color change and decreases in hemoglobin in the 82 and 164 milligram cohorts, as well as decreases in neutrophil and white blood cell counts at the 41, 82 and 164 milligram dose levels. In addition, there were three AEs of liver enzyme elevations, two in placebo subjects and one in an active subject. All adverse events resolved either during dosing or in the follow-up period. One subject in the 164-milligram cohort discontinued from the study on day 3 due to unrelated, pre-existing hypertension. There were no discontinuations due to drug-related adverse events in any cohort.

AE TERM	DOSE				
	21 mg	41 mg	82 mg	164 mg	Placebo
Hair Depigmentation	0	0	3	4	0
Low Hemoglobin	0	0	2	5	0
Decreased WBC	0	1	1	2	0
Low ANC	0	1	0	2	0
Elevated Liver Enzymes	0	0	0	1	2
Headache	0	1	0	0	1
Contact Dermatitis due to EKG leads	1	0	0	0	1

THB335 MAD Safety: Alanine Aminotransferase (ALT) and Aaspartate Aminotransferase (AST) Liver Enzyme Elevations

We observed three liver AEs in the MAD cohorts: one in a placebo subject in the 21-milligram cohort, and in the 164- milligram cohort, one in a placebo subject and one in an active subject. There are published data on the background frequency of liver function test elevations in in-patient healthy volunteer Phase 1 studies, so we do not believe this is an unprecedented occurrence.

In the figure below, the lighter gray line on the plots shows that for the 21 milligram-cohort placebo subject, liver enzyme values spiked and then returned to normal levels during the dosing period. The darker gray line and the red line show the liver values of the placebo and active subjects, respectively, in the 164-milligram cohort.

As shown in the figure below, the enzyme spikes were largely consistent in time course and magnitude for the two subjects in the 164-milligram cohort. The peak ALT value for the active treated subject remained below the consensus threshold of 500 units per liter for drug induced liver injury (DILI). Additionally, for the one active treated subject, liver values began declining on day 15, when, per the PK and tryptase data, drug exposure and PD effect remain high.

Finally, plasma metabolite identification data from this study are consistent with the nonclinical metabolic profile of THB335 and show no evidence for the presence of reactive intermediates. We interrogated these findings rigorously with multiple experts and agree with their unanimous view that the single occurrence of liver enzyme elevations in the active treated subject is not drug related.

ALT (U/L)
AST (U/L)
ALT >500 U/L is international standard for evidence of drug-induced liver injury
ULN
LLN
ULN
LLN
Numeric result
500
450
400
350
300
250
200
150
100
50
0
0 2 4 6 8 10 12 14 16 18 20 22 24 26 28 30
0 2 4 6 8 10 12 14 16 18 20 22 24 26 28 30
Study day
High
In range
Placebo (21 mg cohort)
Placebo (164 mg cohort)
Active (164 mg cohort)

THB335 MAD Safety: Neutrophils (ANC)

Reductions in neutrophil counts are an on-target effect of KIT inhibition, as we previously observed with our discontinued product candidate THB001 and other KIT inhibitors in development. As such, we observed dose-dependent reductions in neutrophil counts. We did not limit our inclusion criteria for the study with respect to minimum neutrophil counts for enrollment; all subjects with baseline ANC values above the lower limit of normal were enrolled. Three subjects experienced neutrophil AEs, all of whom were in the lower range of normal limits, with neutrophil counts below 3,000 at baseline. All neutrophil declines resolved in the follow-up period. Based on our limited ability to interpret the neutrophil data disclosed by others in the field, we believe these findings are generally consistent with other KIT inhibitors in development.

Neutrophils (absolute) ANC (10⁹/L)
Mean value
Visit day
ULN
ULN
LLN
Placebo
21 mg
41 mg
82 mg
164 mg

THB335 MAD Safety: Hemoglobin

We observed a dose-dependent decrease in hemoglobin across the MAD cohorts that resulted in adverse events in the 82- and 164-milligram cohorts. We believe the decrease in hemoglobin is an on-target effect, as KIT inhibition is known to affect hematopoiesis of the erythrocytic lineage.

In interpreting these data, we observed a phlebotomy effect due to the daily blood draws included in the study protocol as evidenced by the hemoglobin decreases observed in the placebo subjects. In this study, we saw a more pronounced phlebotomy effect due in part to the greater total blood volume drawn in this protocol. In this trial, we also observed that the 164-milligram cohort baseline hemoglobin values were among the lowest across the cohorts, which we believe may have affected AE frequency and severity. Nonetheless, the data trends demonstrated a more pronounced hemoglobin effect at the higher doses studied, which is consistent with the high levels of KIT inhibition achieved at the 82- and 164-milligram dose levels. All values normalize in the follow-up period.

Hemoglobin (g/dL)
Mean value
Visit day
ULN
ULN
LLN
LLN
Placebo
21 mg
41 mg
82 mg
164 mg
10
11
12
13
14
15
16
17
0
2
4
6
8
10
12
14
16
18
20
22
24
26
28
30

Phase 2 Trial Readiness

We believe the safety profile of THB335 is largely consistent with the known on-target effects of KIT inhibition. We believe that there is a potential path forward with THB335 to evaluate the utility of consistent, moderate KIT inhibition - specifically, that there is potential for therapeutic index optimization - in a larger, longer-term Phase 2 study in CSU. We intend to continue THB335 development activities through the first half of 2025 to prepare for the initiation of a 12-week, placebo-controlled Phase 2 study in CSU. Key near-term activities include completion of ongoing subchronic toxicology studies and submission of regulatory filings to position THB335 for Phase 2 initiation.

Examples of selected mast cell-mediated diseases potentially addressable with KIT inhibition

Potential for THB335 Development Expansion to Additional Mast Cell-Mediated Diseases Addressable by KIT Inhibition

We believe that KIT inhibition may provide wide therapeutic utility across other indications as mast cells are present in skin, airway and gastrointestinal tissues. In addition to skin, where chronic urticaria represents our initial clinical indication, there are multiple respiratory and gastrointestinal conditions including eosinophilic esophagitis and asthma, where we believe mast cells maintain a vital role in driving the pathophysiology of the disease. We believe these potential additional opportunities represent attractive markets with established development and regulatory pathways, for which there remains a large unmet need.

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

In addition to the current standard of care treatments for patients with mast cell driven inflammatory diseases, numerous commercial and academic nonclinical studies and clinical trials are being undertaken by a large number of parties to assess novel technologies and product candidates. There are numerous other competitive approaches, including inhibitors of activators of mast cells such as IgE antibodies like omalizumab, inhibitors of mediators such as antihistamines and anti-IL-4 /IL-13 therapies, other small molecule approaches such as Novartis’ remibrutinib, a Bruton’s tyrosine kinase, or BTK inhibitor, and other small molecule and biologic KIT inhibitors, including Celldex’s CDX-0159, a monoclonal antibody KIT inhibitor, and Blueprint Medicines' BLU-808, an oral KIT inhibitor, among others.

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

The ability to obtain patent protection and the degree of such protection depends on a number of factors, including the extent of the prior art, the novelty and non-obviousness of the invention, and the ability to satisfy the enablement requirement of the patent laws. In addition, the coverage claimed in a patent application can be significantly reduced before the patent is issued, and its scope can be reinterpreted or further altered even after patent issuance. Consequently, we may not obtain or maintain adequate patent protection for any of our oral future KIT inhibitor product candidates or for our technology platform. We cannot predict whether the patent applications we are currently pursuing will issue as patents in any particular jurisdiction or whether the claims of any issued patents will provide sufficient proprietary protection from competitors. Any patents that we hold may be challenged, circumvented or invalidated by third parties.

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

As of December 31, 2024, our overall patent portfolio contains eight patent families that collectively contain issued patents, pending provisional and non-provisional U.S. patent applications, PCT international patent applications, and pending patent applications in foreign jurisdictions. The patents and patent applications have claims relating to our prior product candidate THB001, our new candidate THB335, pharmaceutical compositions, methods of use, as well as claims directed to other KIT inhibitor compounds.

THB001

As of December 31, 2024, we exclusively license from Novartis a first patent family to THB001 containing patents and patent applications directed to compositions of matter and methods of use. This first patent family contains one patent in the United States, and over 69 patents, collectively, in Europe, Japan, Australia, Canada, China, Mexico and other foreign countries, as well as four patent applications pending in other foreign countries. These U.S. and foreign patents, and any further foreign patents that may issue from the pending foreign patent applications, if granted and all appropriate maintenance fees paid, are expected to expire in 2032, not including any patent term adjustment, patent term extension, or SPC.

Additional KIT Inhibitor Compounds

As of December 31, 2024, we exclusively license one patent family from Novartis to additional KIT inhibitor compounds containing patents and patent applications directed to compositions of matter and methods of use. This patent family contains three patents in the United States, and 22 patents, collectively, in Europe, Japan, Canada China, Mexico and other foreign countries, as well as two patent applications pending in Brazil. These U.S. and foreign patents, and any further foreign patents that may issue from these pending foreign patent applications, if granted and all appropriate maintenance fees paid, are expected to expire in 2032, not including any patent term adjustment, patent term extension, or SPC. Additionally, as of December 31, 2024, we solely own four pending U.S. provisional applications, one pending Chinese international priority application, one pending U.S. patent application, two pending international applications, and one pending Taiwanese application directed to additional KIT inhibitor compounds. Any U.S. or foreign patents that issue from an application claiming priority to a pending U.S. provisional application or the pending Chinese international priority application, if granted and all appropriate maintenance fees paid, are expected to expire in year 2045, not including any patent term adjustment, patent term extension, or SPC. Any U.S. or foreign patents that issue from an application claiming priority to the pending U.S. patent application, two pending international applications, or one pending Taiwanese application, if granted and all appropriate maintenance fees paid, are expected to expire in the year 2043, not including any patent term adjustment, patent term extension, or SPC.

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

FDA Approval Process

In the United States, pharmaceutical products are subject to extensive regulation by the FDA. The Federal Food, Drug, and Cosmetic Act (FDC Act), and other federal and state statutes and regulations govern, among other things, the research, development, testing, manufacture, storage, recordkeeping, approval, labeling, promotion and marketing, distribution, post-approval monitoring and reporting, sampling and import and export of pharmaceutical products. Failure to comply with applicable U.S. requirements may subject a company to a variety of administrative or judicial sanctions, such as FDA refusal to approve pending new drug applications (NDAs), warning or untitled letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties and criminal prosecution.

Pharmaceutical product development for a new product or certain changes to an approved product in the U.S. typically involves nonclinical laboratory and animal tests, the submission to the FDA of an investigational new drug application (IND), which must become effective before clinical testing may commence, and adequate and well-controlled clinical trials to establish the safety and effectiveness of the drug for each indication for which FDA approval is sought. Satisfaction of FDA pre-market approval requirements typically takes many years and the actual time required may vary substantially based upon the type, complexity and novelty of the product or disease.

Nonclinical tests include laboratory evaluation of product chemistry, formulation and toxicity, as well as animal trials to assess the characteristics and potential safety and efficacy of the product. The conduct of the nonclinical tests must comply with federal regulations and requirements, including good laboratory practices (GLPs). The results of nonclinical testing are submitted to the FDA as part of an IND along with other information, including information about product chemistry, manufacturing and controls, and a proposed clinical trial protocol. Long-term nonclinical tests, such as animal tests of reproductive toxicity and carcinogenicity, may continue after the IND is submitted. A 30-day waiting period after the submission of each IND is required prior to the commencement of clinical testing in humans. If the FDA has neither commented on nor questioned the IND within this 30-day period, the clinical trial proposed in the IND may begin. Clinical trials involve the administration of the investigational new drug to healthy volunteers or patients under the supervision of a qualified investigator. Clinical trials must be conducted: (i) in compliance with federal regulations; (ii) in compliance with good clinical practice (GCP), an international standard meant to protect the rights and health of patients and to define the roles of clinical trial sponsors, administrators and monitors; as well as (iii) under protocols detailing the objectives of the trial, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. Each protocol involving testing on U.S. patients and subsequent protocol amendments must be submitted to the FDA as part of the IND.

The FDA may order the temporary, or permanent, discontinuation of a clinical trial at any time, or impose other sanctions, if it believes that the clinical trial either is not being conducted in accordance with FDA requirements or presents an unacceptable risk to the clinical trial patients. The study protocol and informed consent information for patients in clinical trials must also be submitted to an institutional review board (IRB), and ethics committee for approval. An IRB may also require the clinical trial at the site to be halted, either temporarily or permanently, for failure to comply with the IRB’s requirements, or may impose other conditions.

Clinical trials to support NDAs for marketing approval are typically conducted in three sequential phases, but the phases may overlap. In Phase 1a, the initial introduction of the drug into healthy human patients, the drug is tested to assess metabolism, pharmacokinetics, pharmacological actions, side effects associated with increasing doses, and, if possible, early evidence of effectiveness. Phase 2 usually involves trials in a limited patient population to determine the effectiveness of the drug for a particular indication, dosage tolerance and optimum dosage, and to identify common adverse effects and safety risks. If a drug demonstrates evidence of effectiveness and an acceptable safety profile in Phase 2 evaluations, Phase 3 trials are undertaken to obtain the additional information about clinical efficacy and safety in a larger number of patients, typically at geographically dispersed clinical trial sites, to permit FDA to evaluate the overall benefit-risk relationship of the drug and to provide adequate information for the labeling of the drug. In most cases, the FDA requires two adequate and well-controlled Phase 3 clinical trials to demonstrate the efficacy of the drug. A single Phase 3 trial may be sufficient in rare instances when either: (i) the trial is a large multicenter trial demonstrating internal consistency and a statistically very persuasive finding of a clinically meaningful effect on mortality, irreversible morbidity or prevention of a disease with a potentially serious outcome and confirmation of the result in a second trial would be practically or ethically impossible; or (ii) when in conjunction with other confirmatory evidence.

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

The FDA has 60 days from its receipt of an NDA to determine whether the application will be filed based on the agency’s threshold determination that it is sufficiently complete to permit substantive review. Once the submission is filed, the FDA begins an in-depth review. FDA has agreed to certain performance goals in the review of NDAs to encourage timeliness. Applications for standard review new molecular entities (NMEs) are reviewed within twelve months of the date of submission of the NDA to the FDA; applications for priority review NMEs are reviewed within eight months of the date of submission of the NDA to the FDA. Priority review can be applied to drugs that the FDA determines have the potential to treat a serious or life-threatening condition and, if approved, would be a significant improvement in safety or effectiveness compared to available therapies. The review process for both standard and priority review may be extended by the FDA for three additional months to consider certain late-submitted information, or information intended to clarify information already provided in the submission.

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

Before approving an NDA, the FDA will typically inspect one or more clinical sites to assure compliance with GCP. Additionally, the FDA will inspect the facility or the facilities at which the drug is manufactured. The FDA will not approve the product unless compliance with current good manufacturing practices (cGMPs), is satisfactory and the NDA contains data that provide substantial evidence that the drug is safe and effective in the indication studied.

After the FDA evaluates the NDA and the manufacturing facilities, it issues either an approval letter or a complete response letter. A complete response letter generally outlines the deficiencies in the submission and may require substantial additional testing, or information, in order for the FDA to reconsider the application. If, or when, those deficiencies have been addressed to the FDA’s satisfaction in a resubmission of the NDA, the FDA will issue an approval letter. The FDA has committed to reviewing such resubmissions in two or six months depending on the type of information included. An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications. As a condition of NDA approval, the FDA may require a risk evaluation and mitigation strategy (REMS), to help ensure that the benefits of the drug outweigh the potential risks. REMS can include medication guides, communication plans for healthcare professionals, and elements to assure safe use (ETASU). ETASU can include, but are not limited to, special training or certification for prescribing or dispensing, dispensing only under certain circumstances, special monitoring and the use of patient registries. The requirement for a REMS can materially affect the potential market and profitability of the drug. Moreover, product approval may require substantial post-approval testing and surveillance to monitor the drug’s safety or efficacy. Once granted, product approvals may be withdrawn if compliance with regulatory standards is not maintained or problems are identified following initial marketing.

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

Pediatric Information

Under the Pediatric Research Equity Act (PREA), NDAs or supplements to NDAs must contain data to assess the safety and effectiveness of the drug for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the drug is safe and effective. FDA may grant full or partial waivers, or deferrals, for submission of data. With certain exceptions, PREA does not apply to any drug for an indication for which orphan designation has been granted.

The Best Pharmaceuticals for Children Act (BPCA), provides NDA holders a six-month extension of any exclusivity—patent or nonpatent—for a drug if certain conditions are met. Conditions for exclusivity include FDA’s determination that information relating to the use of a new drug in the pediatric population may produce health benefits in that population, FDA making a written request for pediatric studies, and the applicant agreeing to perform, and reporting on, the requested studies within the statutory timeframe. Applications under the BPCA are treated as priority applications, with all of the benefits that designation confers.

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

The Hatch-Waxman Amendments

Orange Book Listing

In seeking approval for a drug through an NDA, applicants are required to list with the FDA each patent whose claims cover the applicant’s product. Upon approval of a drug, each of the patents listed in the application for the drug is then published in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book. Drugs listed in the Orange Book can, in turn, be cited by potential generic competitors in support of approval of an abbreviated new drug application (ANDA). An ANDA provides for marketing of a drug product that has the same active ingredients in the same strengths and dosage form as the listed drug and has been shown through bioequivalence testing to be therapeutically equivalent to the listed drug. Other than the requirement for bioequivalence testing, ANDA applicants are not required to conduct, or submit results of, nonclinical or clinical tests to prove the safety or effectiveness of their drug product. Drugs approved in this way are commonly referred to as “generic equivalents” to the listed drug and can often be substituted by pharmacists under prescriptions written for the original listed drug pursuant to each state’s laws on drug substitution.

The ANDA applicant is required to certify to the FDA concerning any patents listed for the approved product in the FDA’s Orange Book. Specifically, the applicant must certify that (i) the required patent information has not been filed; (ii) the listed patent has expired; (iii) the listed patent has not expired but will expire on a particular date and approval is sought after patent expiration; or (iv) the listed patent is invalid or will not be infringed by the new product. The ANDA applicant may also elect to submit a section viii statement certifying that its proposed ANDA labeling does not contain (or carves out) any language regarding the patented method-of-use rather than certify to a listed method-of-use patent. If the applicant does not challenge the listed patents, the ANDA application will not be approved until all the listed patents claiming the referenced product have expired. A certification that the new product will not infringe the already approved product’s listed patents, or that such patents are invalid, is called a Paragraph IV certification. If the ANDA applicant has provided a Paragraph IV certification to the FDA, the applicant must also send notice of the Paragraph IV certification to the NDA and patent holders once the ANDA has been accepted for filing by the FDA. The NDA and patent holders may then initiate a patent infringement lawsuit in response to the notice of the Paragraph IV certification. The filing of a patent infringement lawsuit within 45 days of the receipt of a Paragraph IV certification automatically prevents the FDA from approving the ANDA until the earlier of 30 months, expiration of the patent, settlement of the lawsuit, or a decision in the infringement case that is favorable to the ANDA applicant.

The ANDA application also will not be approved until any applicable non-patent exclusivity listed in the Orange Book for the referenced product has expired.

Exclusivity

Upon NDA approval of a new chemical entity (NCE), which is a drug that contains no active moiety that has been approved by FDA in any other NDA, that drug receives five years of marketing exclusivity during which FDA cannot receive any ANDA seeking approval of a generic version of that drug. An ANDA may be submitted one year before NCE exclusivity expires if a Paragraph IV certification is filed. If there is no listed patent in the Orange Book, there may not be a Paragraph IV certification, and, thus, no ANDA may be filed before the expiration of the exclusivity period. Certain changes to a drug, such as the addition of a new indication to the package insert, can be the subject of a three-year period of exclusivity if the application contains reports of new clinical investigations (other than bioavailability studies) conducted or sponsored by the sponsor that were essential to the approval of the application. The FDA cannot approve an ANDA for a generic drug that includes the change during the exclusivity period.

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

Non-clinical studies are performed to demonstrate the health or environmental safety of new chemical or biological substances. Non-clinical studies must be conducted in compliance with the principles of GLP, as set forth in EU Directive 2004/10/EC. In particular, non-clinical studies, both in vitro and in vivo, must be planned, performed, monitored, recorded, reported and archived in accordance with the GLP principles, which define a set of rules and criteria for a quality system for the organizational process and the conditions for non-clinical studies. These GLP standards reflect the Organization for Economic Co-operation and Development requirements. Clinical trials of medicinal products in the EU must be conducted in accordance with EU and national regulations and the ICH guidelines on GCP as well as the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki. Additional GCP guidelines from the European Commission, focusing in particular on traceability, apply to clinical trials of advanced therapy medicinal products (ATMPs). If the sponsor of the clinical trial is not established within the EU, it must appoint an EU entity to act as its legal representative. The sponsor must take out a clinical trial insurance policy, and in most EU countries member states, the sponsor is liable to provide “no fault” compensation to any study subject injured in the clinical trial.

Marketing Authorization

To obtain marketing approval of a product under the EU regulatory system, we are mandated to submit a Marketing Authorization Application (MAA). The process for doing this depends, among other things, on the nature of the medicinal product. The centralized procedure, which came into operation in 1995, allows applicants to obtain a marketing authorization that is valid throughout the EU. It is compulsory for medicinal products derived from biotechnological processes, designated orphan medicinal products, ATMPs such as gene therapy, somatic cell-therapy or tissue-engineered medicines and medicinal products containing a new active substance which was not authorized in the EU before May 20, 2004 (date of entry into force of Regulation (EC) No. 726/2004) and which are intended for the treatment of AIDS, cancer, neurodegenerative disorder, diabetes, auto immune and other immune dysfunctions and viral diseases. The centralized procedure is optional for any other products containing new active substances not authorized in the EU before May 20, 2004 or for products which constitute a significant therapeutic, scientific, or technical innovation or for which the granting of authorization is in the interests of patients at the EU level. The Committee for Advanced Therapies (CAT), is responsible in conjunction with the Committee for Medicinal Products for Human Use (CHMP), for the evaluation of ATMPs. The CAT is primarily responsible for the scientific evaluation of ATMPs and prepares a draft opinion on the quality, safety and efficacy of each ATMP for which a MAA is submitted. The CAT’s opinion is then taken into account by the CHMP when giving its final recommendation regarding the authorization of a product in view of the balance of benefits and risks identified. Although the CAT’s draft opinion is submitted to the CHMP for final approval, the CHMP may depart from the draft opinion, if it provides detailed scientific justification. The CHMP and CAT are also responsible for providing guidelines on ATMPs and have published numerous guidelines, including specific guidelines on gene therapies and cell therapies. These guidelines provide additional guidance on the factors that the EMA will consider in relation to the development and evaluation of ATMPs and include, among other things, the preclinical studies required to characterize ATMPs; the manufacturing and control information that should be submitted in a MAA; and post-approval measures required to monitor patients and evaluate the long term efficacy and potential adverse reactions of ATMPs.

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

Pediatric Development

A Pediatric Investigation Plan (PIP), in the EU is aimed at ensuring that the necessary data are obtained to support the authorization of a medicine for children, through studies in children. All MAAs for new medicines have to include the results of studies as described in an agreed PIP, unless the medicine is exempt because of a deferral or waiver. This requirement also applies when a marketing-authorization holder wants to add a new indication, pharmaceutical form, or route of administration for a medicine that is already authorized and covered by intellectual property rights. Several rewards and incentives for the development of pediatric medicines are available in the EU. Medicines authorized across the EU with the results of studies from a PIP included in the product information are eligible for an extension of their supplementary protection certificate by six months (if any is in effect at the time of authorization). This is the case even when the studies’ results are negative. For orphan medicines, the incentive is an additional two years of market exclusivity. Scientific advice and protocol assistance at the EMA are free of charge for questions relating to the development of pediatric medicines. Medicines developed specifically for children that are already authorized but are not protected by a patent or supplementary protection certificate are eligible for a pediatric-use marketing authorization (PUMA). If a PUMA is granted, the product will benefit from ten years of market protection as an incentive.

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

Post-Approval Requirements

Similar to the United States, both MAA holders and manufacturers of medicinal products are subject to comprehensive regulatory oversight by the EMA, the European Commission and/or the competent regulatory authorities of the member states. The holder of a MAA must establish and maintain a pharmacovigilance system and appoint an individual qualified person for pharmacovigilance who is responsible for oversight of that system. Key obligations include expedited reporting of suspected serious adverse reactions and submission of periodic safety update reports (PSURs).

All new MAA must include a risk management plan (RMP), describing the risk management system that the company will put in place and documenting measures to prevent or minimize the risks associated with the product. The regulatory authorities may also impose specific obligations as a condition of the MA. Such risk- minimization measures or post-authorization obligations may include additional safety monitoring, more frequent submission of PSURs, or the conduct of additional clinical trials or post-authorization safety studies.

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

Brexit and the Regulatory Framework in the United Kingdom

The UK left the EU on January 31, 2020, following which existing EU medicinal product legislation continued to apply in the UK during the transition period under the terms of the EU-UK Withdrawal Agreement. The transition period, which ended on December 31, 2020, maintained access to the EU single market and to the global trade deals negotiated by the EU on behalf of its members. The transition period provided time for the UK and EU to negotiate a framework for partnership for the future, which was then crystallized in the Trade and Cooperation Agreement (TCA), and became effective on the January 1, 2021. The TCA includes specific provisions concerning pharmaceuticals, which include the mutual recognition of GMP inspections of manufacturing facilities for medicinal products and GMP documents issued, but does not foresee wholesale mutual recognition of UK and EU pharmaceutical regulations.

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

As of January 1, 2021, the Medicines and Healthcare products Regulatory Agency (MHRA), is the UK’s standalone medicines and medical devices regulator. As a result of the Northern Ireland protocol, different rules will apply in Northern Ireland than in England, Wales, and Scotland, together, Great Britain (GB). Broadly, Northern Ireland will continue to follow the EU regulatory regime, but its national competent authority will remain the MHRA. The MHRA has published a guidance on how various aspects of the UK regulatory regime for medicines will operate in GB and in Northern Ireland following the expiry of the Brexit transition period on December 31, 2020. The guidance includes clinical trials, importing, exporting, and pharmacovigilance and is relevant to any business involved in the research, development, or commercialization of medicines in the UK. The new guidance was given effect via the Human Medicines Regulations (Amendment etc.) (EU Exit) Regulations 2019 (Exit Regulations). The MHRA has introduced changes to national licensing procedures, including procedures to prioritize access to new medicines that will benefit patients, including a 150-day assessment and a rolling review procedure. All existing EU MAAs for centrally authorized products were automatically converted or grandfathered into UK MAs, effective in GB (only), free of charge on January 1, 2021, unless the MAA holder chooses to opt-out. In order to use the centralized procedure to obtain a MAA that will be valid throughout the EEA, companies must be established in the EEA. Therefore, after Brexit, companies established in the UK can no longer use the EU centralized procedure and instead an EEA entity must hold any centralized MAAs. In order to obtain a UK MAA to commercialize products in the UK, an applicant must be established in the UK and must follow one of the UK national authorization procedures or one of the remaining post-Brexit international cooperation procedures to obtain a MAA to commercialize products in the UK. The MHRA may rely on a decision taken by the European Commission on the approval of a new (centralized procedure) MAA when determining an application for a GB authorization or use the MHRA’s decentralized or mutual recognition procedures which enable MAAs approved in EU member states (or Iceland, Liechtenstein, Norway) to be granted in GB.

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

The federal Anti-Kickback Statute prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving remuneration to induce, or in return for, purchasing, leasing, ordering or arranging for the purchase, lease or order of any healthcare item or service reimbursable under Medicare, Medicaid, or other federally financed healthcare programs. The Patient Protection and Affordable Care Act as amended by the Health Care and Education Reconciliation Act (ACA), amended the intent element of the federal Anti-Kickback Statute so that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it in order to commit a violation. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers and formulary managers, among others, on the other. Although there are a number of statutory exceptions and regulatory safe harbors protecting certain common activities from prosecution or other regulatory sanctions, the exceptions and safe harbors are drawn narrowly, and practices that involve remuneration intended to induce prescribing, purchases or recommendations may be subject to scrutiny if they do not qualify for an exception or safe harbor. Additionally, the ACA amended the federal Anti-Kickback Statute such that a violation of that statute can serve as a basis for liability under the federal civil False Claims Act.

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

Other federal statutes pertaining to healthcare fraud and abuse include the Civil Monetary Penalties Law statute, which prohibits, among other things, the offer or payment of remuneration to a Medicaid or Medicare beneficiary that the offeror or payor knows or should know is likely to influence the beneficiary to order or receive a reimbursable item or service from a particular supplier, and the additional federal criminal statutes created by the Health Insurance Portability and Accountability Act of 1996 (HIPAA), which prohibit, among other things, knowingly and willfully executing or attempting to execute a scheme to defraud any healthcare benefit program or obtain by means of false or fraudulent pretenses, representations or promises any money or property owned by or under the control of any healthcare benefit program in connection with the delivery of or payment for healthcare benefits, items or services.

In addition, HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (HITECH), and their respective implementing regulations, including the Final Omnibus Rule published on January 25, 2013, impose obligations on certain healthcare providers, health plans and healthcare clearinghouses, known as covered entities, as well as their business associates and their subcontractors that perform certain services involving the storage, use or disclosure of individually identifiable health information, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information, and require notification to affected individuals and regulatory authorities of certain breaches of security of individually identifiable health information. HITECH increased the civil and criminal penalties that may be imposed against covered entities, business associates, their covered subcontractors and possibly other persons, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney’s fees and costs associated with pursuing federal civil actions. In addition, many state laws govern the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, and often are not pre-empted by HIPAA.

Further, pursuant to the ACA, the Centers for Medicare & Medicaid Services (CMS), issued a final rule that requires certain manufacturers of prescription drugs to collect and annually report information on certain payments or transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain other health care professionals (such as physicians assistants and nurse practitioners) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. The reported data are made available in searchable form on a public website on an annual basis. Failure to submit required information may result in civil monetary penalties.

Analogous state and foreign anti-kickback and false claims laws that may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers, or that apply regardless of payor. In addition, several states now require prescription drug companies to report certain expenses relating to the marketing and promotion of drug products and to report gifts and payments to individual healthcare practitioners in these states. Other states prohibit various marketing-related activities, such as the provision of certain kinds of gifts or meals. Further, certain states require the posting of information relating to clinical trials and their outcomes. Some states require the reporting of certain drug pricing information, including information pertaining to and justifying price increases and prices of newly launched drugs. In addition, certain states require pharmaceutical companies to implement compliance programs and/or marketing codes. Several additional states are considering similar proposals. Certain states and local jurisdictions also require the registration of pharmaceutical sales representatives. Additionally, we may also be subject to state and foreign laws governing the privacy and security of health information in some circumstances, such as the California Consumer Privacy Act of 2018 (CCPA), or Europe’s General Data Protection Regulation, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

Healthcare Reform

Healthcare reforms that have been adopted, and that may be adopted in the future, could result in further reductions in coverage and levels of reimbursement for pharmaceutical products, increases in rebates payable under U.S. government rebate programs and additional downward pressure on pharmaceutical product prices. Healthcare reform initiatives culminated in the enactment of the Inflation Reduction Act (IRA) in August 2022, which eliminated, beginning in 2025, the coverage gap under Medicare Part D by significantly lowering the enrollee maximum out-of-pocket cost and requiring manufacturers to subsidize, through a newly established manufacturer discount program, 10% of Part D enrollees’ prescription costs for brand drugs below the out-of-pocket limit, and 20% once the out-of-pocket limit has been reached. The IRA also allows the Secretary of Health and Human Services (HHS) to directly negotiate the selling price of a statutorily specified number of drugs and biologics each year that CMS reimburses under Medicare Part B and Part D. The negotiated price may not exceed a statutory ceiling price. Only high-expenditure single-source drugs that have been approved for at least 7 years (11 years for single-source biologics) are eligible to be selected for negotiation by CMS, with the negotiated price taking effect two years after the selection year. For 2026, the first year in which negotiated prices become effective, CMS selected 10 high-cost Medicare Part D products in 2023, negotiations began in 2024, and the negotiated maximum fair price for each product has been announced. These negotiations resulted in significant price reductions for the products from their 2023 list prices, ranging from 38 to 79 percent, with an average price reduction of 59.4 percent. CMS has selected 15 additional Medicare Part D drugs for negotiated maximum fair pricing in 2027. For 2028, an additional 15 drugs, which may be covered under either Medicare Part B or Part D, will be selected, and for 2029 and subsequent years, 20 Part B or Part D drugs will be selected. The IRA also imposes rebates on Medicare Part D and Part B drugs whose prices have increased at a rate greater than the rate of inflation, and in November 2024, CMS finalized regulations for these inflation rebates. The IRA also extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA permits the Secretary of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. Manufacturers that fail to comply with the IRA may be subject to various penalties, including significant civil monetary penalties. These provisions may be subject to legal challenges. For example, the provisions related to the negotiation of selling prices of high-expenditure single-source drugs and biologics have been challenged in multiple lawsuits brought by pharmaceutical manufacturers. The outcome of these lawsuits is uncertain, and some IRA drug discount provisions have not been challenged in litigation. Thus, while it is unclear how the IRA will be implemented, it will likely have a significant impact on the pharmaceutical industry and the pricing of pharmaceutical products.

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

Employees and Human Capital Resources

As of December 31, 2024, we had 53 employees, all of whom were full-time and 35 of whom were engaged in research and development activities. As of December 31, 2024, twenty-two of our employees held Ph.D. or M.D. degrees. None of our employees are represented by a labor union or covered under a collective bargaining agreement. We consider our relationship with our employees to be good.

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

Risks Related to Our Financial Position, Limited Operating History and Need for Additional Capital

We have a limited operating history, have not completed any clinical trials beyond Phase 1, and have no product candidates approved for commercial sale. We have a history of significant net losses since our inception and expect to continue to incur significant losses for the foreseeable future.

We are a biopharmaceutical company with a limited operating history on which to base your investment decision. We commenced operations in 2019. THB335, our next-generation oral small molecule wild-type KIT inhibitor and new lead product candidate, has not completed clinical trials or been approved for commercial sale, nor has any other product candidate of ours. Biopharmaceutical product development is a highly speculative undertaking because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval or become commercially viable.

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

We have incurred significant net losses in each reporting period since our inception, have not generated any revenue to date and have financed our operations principally through private placements of preferred stock prior to the completion of our IPO, as well as the net proceeds from our IPO and sales of common stock through our at-the-market (ATM) facility pursuant to our Open Market Sales AgreementSM, or Sales Agreement with Jefferies LLC. Our net losses were $30.8 million and $45.5 million for the years ended December 31, 2023 and 2024, respectively. As of December 31, 2024, we had an accumulated deficit of $159.7 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to incur significant losses for the foreseeable future, and, subject to our strategic review process, we expect these losses to increase as we continue our research and development of THB335 and any future product candidates. The net losses we incur may fluctuate significantly from quarter-to-quarter and year-to-year, such that a period-to-period comparison of our results of operations may not be a good indication of our future performance.

Subject to our strategic review process, we anticipate that our expenses will increase substantially if, and as, we:

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

Subject to our strategic review process, we will need substantial additional funds to pursue our business objectives, which may not be available on acceptable terms, or at all. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate our product development programs, commercialization efforts or other operations.

Identifying and developing potential product candidates and conducting nonclinical and clinical studies is a time consuming, capital-intensive and uncertain process that takes years to complete. As THB335 or any oral future KIT inhibitor product candidates advance through nonclinical studies and clinical trials, as applicable, we will need substantial additional funds to expand or create our development, regulatory, manufacturing, marketing, sales and distribution capabilities. We have used substantial amounts of cash since inception to develop our prior product candidate, THB001, and, subject to our strategic review process, will require significant funds to conduct further research and development and nonclinical testing and clinical trials of THB335 or any oral future KIT inhibitor product candidates, to seek regulatory approvals for THB335 or any oral future KIT inhibitor product candidates and to manufacture and market products, if any, which are approved for commercial sale.

Nonclinical studies and clinical trials for THB335 or any oral future KIT inhibitor product candidates, will require substantial funds to complete. As of December 31, 2024 we had $285.1 million in cash and cash equivalents. Based on our current operating plan, and subject to our strategic review process, we believe that our existing cash and cash equivalents, will be sufficient to fund our operating expenses and capital expenditure requirements through at least 2026. However, our future capital requirements and the period for which we expect our existing resources to support our operations, fund continued growth of our operations, research and development of product candidates, or otherwise respond to competitive pressures, may vary significantly from what we expect and we may need to seek additional funds sooner than planned. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. Our monthly spending levels vary based on new and ongoing research and development and other corporate activities. Because the length of time and activities associated with successful research and development of THB335 or any future product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any marketing and commercialization activities for approved products. Our future funding requirements for THB335 or any future product candidates and our ongoing operations, both near and long-term, will depend on many factors, including, but not limited to:

•
the outcome of our strategic review process;

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

Subject to our strategic review process, we may be required to seek additional funding in the future and currently intend to do so through public or private equity offerings or debt financings, credit or loan facilities, additional licensing agreements and/or collaborations, or a combination of one or more of these funding sources. If we raise additional funds by issuing equity securities, our stockholders will suffer dilution and the terms of any financing may adversely affect the rights of our stockholders. In addition, as a condition to providing additional funds to us, future investors may demand, and may be granted, rights superior to those of existing stockholders. Our future debt financings, if available, are likely to involve restrictive covenants limiting our flexibility in conducting future business activities, and, in the event of insolvency, debt holders would be repaid before holders of our equity securities receive any distribution of our corporate assets. If we raise additional funds through licensing or collaboration arrangements with third parties, we may have to relinquish valuable rights to THB001, THB335 or any oral future KIT inhibitor product candidates, or grant licenses on terms that are not favorable to us. We also could be required to seek collaborators for product candidates at an earlier stage than otherwise would be desirable or relinquish our rights to product candidates or technologies that we otherwise would seek to develop or commercialize ourselves. Failure to obtain capital when needed on acceptable terms, or at all, may force us to delay, limit or terminate our product development and commercialization of THB335 or any future product candidates, which could have a material and adverse effect on our business, financial condition, results of operations and prospects.

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

We hold the vast majority of our financial assets in our name at various third-party financial institutions in order to diversify our portfolio. Although we have not experienced any adverse impact to our liquidity or to our current and projected business operations, financial condition or results of operations, uncertainty remains over liquidity concerns in the broader financial services industry, and our business, our business partners, or industry as a whole may be adversely impacted in ways that we cannot predict at this time. In the past, inflation and interest rate volatility has led to a decline in the trading value of previously issued government securities with interest rates below current market interest rates. There is no guarantee that the U.S. Department of Treasury, FDIC and Federal Reserve Board will provide access to uninsured funds in the future in the event of the closure of other banks or financial institutions, or that they would do so in a timely fashion.

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

We had a material weakness in our internal control over financial reporting in the past, and cannot assure you there will not be material weaknesses or significant deficiencies in our internal control over financial reporting in the future. If we fail to maintain effective internal control, we may not be able to accurately report our financial results or file our periodic reports in a timely manner, which may cause investors to lose confidence in our reported financial information and may lead to a decline in the market price of our common stock.

Effective internal control over financial reporting is necessary for us to provide reliable financial reports in a timely manner. During the preparation of our consolidated financial statements for the year ended December 31, 2021, we identified a material weakness in our internal control over financial reporting, and the same weakness remained at the time of the preparation of our financial statements for the years ended December 31, 2022 and 2023. The material weakness related to the lack of segregation of duties, certain system limitations in our accounting software and the overall control environment as we had insufficient internal resources with appropriate accounting and finance knowledge and expertise to design, implement, document and operate effective internal controls around our financial reporting process. This material weakness was remediated during the year ended December 31, 2024. A material weakness is a significant deficiency, or a combination of significant deficiencies, in internal control over financial reporting such that it is reasonably possible that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. For a further discussion of this material weakness and steps undertaken by our management to remediate the same, see “Management’s Report on Internal Control over Financial Reporting” in Item 9A. Controls and Procedures.

During the years ended December 31, 2023 and 2024, we implemented measures designed to improve our internal control over financial reporting, including formalizing our processes and internal control documentation, strengthening supervisory reviews by our financial management, hiring additional qualified accounting and finance employees, engaging consultants to support the implementation of internal control over financial reporting and segregating duties amongst accounting and finance employees. In addition, we have implemented an accounting software system designed with functionality to segregate incompatible accounting duties. Based on these measures implemented, which remain in place as of the date of this Annual Report, we were able to effectively strengthen our internal controls over financial reporting and remediate this material weakness.

However, we cannot assure you that we will not experience material weaknesses in our internal control over financial reporting in the future. If we identify any material weaknesses, the accuracy and timing of our financial reporting may be adversely affected, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports, and the market price of our common stock may decline as a result.

Risks Related to Discovery, Development and Commercialization

Our future performance is substantially dependent on the success of THB335 as well as our ability to identify and develop future product candidates.

Our future performance is substantially dependent on our ability to initiate, enroll and timely complete successful clinical trials of THB335, identify and develop oral future KIT inhibitor product candidates, obtain regulatory approval for, and then successfully commercialize THB335 and any oral future KIT inhibitor product candidates. We are early in our development efforts. In February 2025, we disclosed the results from our Phase 1 SAD/MAD clinical trial of THB335 in healthy volunteers and our intention to support the advancement of THB335 toward readiness for a Phase 2 clinical trial in CSU.

We currently have no products that are approved for sale in any jurisdiction. There can be no assurance that THB335 or any oral future KIT inhibitor product candidates that we develop will achieve success in their clinical trials or obtain regulatory approval.

Subject to the outcome of our strategic review process, we may plan to seek regulatory approval to commercialize THB335 and oral future KIT inhibitor product candidates in the United States, the European Union and in selected foreign countries, including the United Kingdom and Japan. In order to obtain separate regulatory approvals in other countries, we must comply with numerous and varying regulatory requirements of such countries regarding safety and efficacy. Other countries also have their own regulations governing, among other things, clinical trials and commercial sales, as well as pricing and distribution of THB335 or any oral future KIT inhibitor product candidates, and we will be required to expend significant resources to obtain regulatory approval, which may not be successful, and to comply with ongoing regulations in these jurisdictions.

Our ability to generate product revenue, which we do not expect will occur for many years, if ever, is subject to our strategic review process and would depend heavily on the successful development and commercialization of THB335 and any future product candidates. The success of THB335 and any future product candidates would depend on several factors, including the following:

•
successful completion of necessary nonclinical studies to enable the initiation of clinical trials;
•
acceptance of INDs by the FDA or other similar clinical trial applications from foreign regulatory authorities for our clinical trials for our pipeline product candidates;
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

THB335, our next-generation oral small molecule wild-type KIT inhibitor and lead product candidate, is in clinical development for the treatment of mast cell-mediated diseases, with an initial focus in CSU. In February 2025, we disclosed the results from our Phase 1 SAD/MAD clinical trial of THB335 in healthy volunteers. We intend to continue THB335 development activities through the first half of 2025 to prepare for the initiation of a 12-week, placebo-controlled Phase 2 study in CSU. It is impossible to predict when or if THB335 or any oral future KIT inhibitor product candidate will prove effective and safe in humans or will receive regulatory approval. To obtain the requisite regulatory approvals to commercialize any product candidate, we must demonstrate through extensive nonclinical studies and lengthy, complex and expensive clinical trials that our product candidate is safe and effective in humans. Clinical testing can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. For example, in December 2022, we announced the discontinuation of our Phase 1b clinical trial of our prior product candidate, THB001, in chronic inducible urticaria following observation of asymptomatic liver transaminitis in two patients enrolled in the first dose cohort. The results of nonclinical studies and early clinical trials of THB335 or any oral future KIT inhibitor product candidates may not be predictive of the results of later-stage clinical trials. We may be unable to establish clinical endpoints that applicable regulatory authorities would consider clinically meaningful, and a clinical trial can fail at any stage of testing. Differences in trial design between early-stage clinical trials and later-stage clinical trials make it difficult to extrapolate the results of earlier clinical trials to later clinical trials. Moreover, clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in clinical trials have nonetheless failed to obtain marketing approval of their products. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials for product candidates due to lack of efficacy or to unfavorable safety profiles, notwithstanding promising results in earlier trials. There is typically a high rate of failure of product candidates proceeding through clinical trials. Most product candidates that commence clinical trials are never approved as products and there can be no assurance that any of our ongoing or clinical trials will ultimately be successful or support clinical development of THB335 or any oral future KIT inhibitor product candidates.

We or any future collaborators may experience delays in initiating or completing clinical trials. We or any future collaborators also may experience numerous unforeseen events during, or as a result of, any clinical trials that we could conduct that could delay or prevent our ability to receive marketing approval or commercialize THB335 or any oral future KIT inhibitor product candidates, including:

•
regulators, such as the FDA, or institutional review boards, or IRBs, or ethics committees may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site, or may halt or suspend an ongoing clinical trial;
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

Patient enrollment, a significant factor in the timing of clinical trials, is affected by many factors including the size and nature of the patient population, the number and location of clinical sites we enroll, the proximity of patients to clinical sites, the eligibility and exclusion criteria for the trial, the design of the clinical trial, the inability to obtain and maintain patient consents, the risk that enrolled participants will drop out before completion, competing clinical trials and clinicians’ and patients’ perceptions as to the potential advantages of the product candidate being studied in relation to other available therapies, including any new drugs or therapeutic biologics that may be approved for the indications being investigated by us. Furthermore, we may in the future rely on collaborators, CROs and clinical trial sites to ensure the proper and timely conduct of our clinical trials, including the patient enrollment process, and we have limited influence over their performance. Additionally, we could encounter delays if treating physicians encounter unresolved ethical issues associated with enrolling patients in clinical trials of THB335 or any oral future KIT inhibitor product candidates in lieu of prescribing existing treatments that have established safety and efficacy profiles.

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

Results of nonclinical studies and early clinical trials may not be predictive of results of clinical trials.

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

Our clinical trials may reveal significant adverse events not seen in our nonclinical studies and may result in a safety profile that could inhibit regulatory approval or market acceptance of THB335 or any future product candidates.

If significant adverse events or other side effects are observed in any of our clinical trials for THB335 or any oral future KIT inhibitor product candidates, we may have difficulty recruiting patients to our clinical trials, patients may drop out of our trials, or we may be required to abandon the trials or our development efforts of one or more product candidates altogether. For example, in December 2022, we announced the discontinuation of our Phase 1b clinical trial of our prior product candidate, THB001, in chronic inducible urticaria following observation of asymptomatic liver transaminitis in two patients enrolled in the first dose cohort, which was not predicted by our completed nonclinical toxicology studies of THB001 nor observed in our Phase 1a clinical trial. We conducted mechanistic studies to further understand the likely cause of hepatotoxicity observed with THB001. While the results of those mechanistic studies informed the design of structural modifications to our lead product candidate, THB335, and are intended to mitigate the hepatotoxicity risk observed with THB001, clinical trials of THB335 or any future product candidates could produce similar adverse events as we encountered in the clinical trials for THB001, or new adverse events which we did not observe with THB001. KIT inhibition is known to produce certain on-target side effects, including inhibition of spermatogenesis, effects on hematopoietic progenitor cells resulting in reductions in neutrophils, reticulocytes, red blood cells and white blood cells, changes in taste and reduced hair pigmentation. In our Phase 1a trial in healthy volunteers, one moderate AE determined to be likely related to THB001 was low neutrophil levels, which resolved after discontinuation in the trial. We will need to continue to monitor the severity and duration of side effects in our clinical trials. If such effects are more severe, less reversible than we expect or not reversible at all, we may decide or be required to perform additional nonclinical studies or to halt or delay further clinical development of THB335 or our oral future KIT inhibitor product candidates, which could result in the delay or denial of regulatory approval by the FDA or other regulatory authorities. We also expect that, similar to other approved oral KIT inhibitor drugs, THB335 or our oral future KIT inhibitor product candidates may have adverse effects on the fetus and if approved, may require the concomitant use of appropriate birth control measures. AEs and serious adverse events, or SAEs, that emerge during clinical investigation of THB335 or any of our oral future KIT inhibitor product candidates, or other compounds acting through similar biological pathways, may be deemed to be related to THB335 or our oral future KIT inhibitor product candidates. This may require longer and more extensive Phase 3 clinical development, or regulatory authorities may increase the amount of data and information required to approve, market, or maintain THB335 or any of our oral future KIT inhibitor product candidates and could result in warnings and precautions in our product labeling or a restrictive risk evaluation and mitigation strategy, or REMS. This may also result in an inability to obtain approval of THB335 or any of our oral future KIT inhibitor product candidates. We, the FDA, EMA or other applicable regulatory authorities, or an IRB may suspend clinical trials of a product candidate at any time for various reasons, including a belief that patients in such trials are being exposed to unacceptable health risks or adverse side effects. Some potential therapeutics developed in the biotechnology industry that initially showed therapeutic promise in early-stage trials have later been found to cause side effects that prevented their further development. Even if the side effects do not preclude the product candidate from obtaining or maintaining marketing approval, undesirable side effects, including the potential effects on fertility, may inhibit market acceptance of the approved product due to its tolerability versus other therapies. Any of these developments could materially harm our business, financial condition, results of operations and prospects.

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

Patient enrollment, a significant factor in the timing of clinical trials, is affected by many factors including the size and nature of the patient population, the number and location of clinical sites we enroll, the proximity of patients to clinical sites, the eligibility and exclusion criteria for the trial, the design of the clinical trial, the inability to obtain and maintain patient consents, the risk that enrolled participants will drop out before completion, competing clinical trials, and clinicians’ and patients’ perceptions as to the potential advantages of the product candidate being studied in relation to other available therapies, including any new drugs or therapeutic biologics that may be approved for the indications being investigated by us. Furthermore, we expect to rely on our collaborators, CROs, and clinical trial sites to ensure the proper and timely conduct of our clinical trials, including the patient enrollment process, and we have limited influence over their performance. Additionally, we could encounter delays if treating physicians encounter unresolved ethical issues associated with enrolling patients in clinical trials of THB335 or any oral future KIT inhibitor product candidates in lieu of prescribing existing treatments that have established safety and efficacy profiles.

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

Our competitors have developed, are developing or will develop product candidates and processes competitive with THB335 or any oral future KIT inhibitor product candidates, and processes. Therapeutic treatments include those that have already been approved and accepted by the medical community and any new treatments, including those based on novel technology platforms that enter the market. In addition to the current standard of care treatments for patients with allergies and inflammatory diseases, numerous commercial and academic nonclinical studies and clinical trials are being undertaken by a large number of parties to assess novel technologies and product candidates. There are numerous other competitive approaches, including inhibitors of activators of mast cells such as IgE antibodies like omalizumab, inhibitors of mediators such as antihistamines and anti-IL-4 /IL-13 therapies, other small molecule approaches such as Novartis' remibrutinib, a Bruton’s tyrosine kinase, or BTK inhibitor, and other small molecule and biologic KIT inhibitors such as Celldex Therapeutics’ barzolvolimab, Jasper Therapeutics' briquilimab, and Blueprint Medicines' BLU-808, among others.

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

We currently do not have a marketing or sales team for the marketing, sales and distribution of THB335 or any oral future KIT inhibitor product candidates, if any of them ever obtain regulatory approval. Subject to our strategic review process, in order to commercialize any product candidates after approval, we must build on a territory-by-territory basis marketing, sales, distribution, managerial and other non-technical capabilities or arrange with third parties to perform these services, and we may not be successful in doing so. If THB335 or any oral future KIT inhibitor product candidates receive regulatory approval, we may decide to establish an internal sales or marketing team with technical expertise and supporting distribution capabilities to commercialize THB335 or any oral future KIT inhibitor product candidates, which will be expensive and time consuming and will require significant attention of our executive officers to manage. For example, some state and local jurisdictions have licensing and continuing education requirements for pharmaceutical sales representatives, which requires time and financial resources. Any failure or delay in the development of our internal sales, marketing and distribution capabilities would adversely impact the commercialization of THB335 or any oral future KIT inhibitor product candidates if we obtain approval to market.

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

Undesirable side effects caused by THB335 or any oral future KIT inhibitor product candidates could cause regulatory authorities to interrupt, delay or halt clinical trials and could result in more restrictive labeling or the delay or denial of regulatory approval by the FDA, EMA, or other regulatory authorities. Results of clinical trials could reveal a high and unacceptable severity and prevalence of side effects. In such an event, our clinical trials could be suspended or terminated and the FDA, EMA, or comparable foreign regulatory authorities could order us to cease further development of or deny approval of THB335 or any oral future KIT inhibitor product candidates for any or all targeted indications. Such side effects could also affect patient recruitment or the ability of enrolled patients to initiate or complete the clinical trial or result in potential product liability claims. Any of these occurrences may materially and adversely affect our business, financial condition, results of operations and prospects.

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
•
we may decide to or be required to recall the product or change the way the product is administered to patients;
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

Risks Related to Our Business and Operations

Subject to our strategic review process, we may in the future expand our development, clinical and regulatory capabilities and operations as we grow our Company, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.

As of December 31, 2024 we had 53 full-time employees. In February 2025 we announced a reduction in force impacting approximately 50% of our workforce. Subject to our strategic review process, we may in the future need to increase the number of our employees and the scope of our operations, particularly in the areas of clinical development, clinical operations, manufacturing, late-stage regulatory affairs, finance, accounting, business operations, public company compliance, communications and other corporate development functions, and, if THB335 or any of our oral future KIT inhibitor product candidates receive regulatory and marketing approval, sales, marketing and distribution capabilities. If we acquire additional product candidates or enter into future collaborations, we may have to further expand our employee base beyond our current projections, which may include further nonclinical research and development or later-stage regulatory operations. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified employees. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth and with developing sales, marketing and distribution infrastructure, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified employees. The expansion of our operations may lead to significant costs and may divert our management and business development resources.

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

Our ability to compete in the highly competitive biotechnology and pharmaceutical industries largely depends upon our ability to attract, motivate and retain highly qualified managerial, scientific and medical employees. We are highly dependent on the development and management expertise of our executive officer team. We currently do not maintain key person insurance on these individuals. The loss of one or more members of our management team or other key employees or advisors could delay our research and development programs and have a material and adverse effect on our business, financial condition, results of operations and prospects. The relationships that our key managers have cultivated within our industry make us particularly dependent upon their continued employment with us. We are dependent on the continued service of our technical employees, because of the highly technical nature of THB335 or any oral future KIT inhibitor product candidates and technologies, and the specialized nature of the regulatory approval process. Because our management team and key employees are not obligated to provide us with continued service, they could terminate their employment with us at any time without penalty. Further, the reduction in workforce we announced in February 2025 in connection with the announcement of our strategic review process may also make retention of our current personnel both more important and more challenging. The workforce reduction resulted in the loss of longer-term employees, the loss of institutional knowledge and expertise and the reallocation and combination of certain roles and responsibilities across the organization, all of which could adversely affect our operations.

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

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could adversely affect our business operations and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, the Tax Cuts and Jobs Act, enacted many significant changes to the U.S. tax laws. Future guidance from the Internal Revenue Service and other tax authorities with respect to the Tax Cuts and Jobs Act may affect us, and certain aspects of the Tax Cuts and Jobs Act could be repealed or modified under proposed legislation. In addition, it is uncertain if and to what extent various states will conform to the Tax Cuts and Jobs Act, or any other newly enacted federal tax legislation. Changes in corporate tax rates, the realization of net deferred tax assets relating to our operations, the taxation of foreign earnings, and the deductibility of expenses under the Tax Cuts and Jobs Act, or future reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges, and could increase our future U.S. tax expense.

In December 2017, U.S. federal tax legislation commonly referred to as the TCJA was signed into law, significantly reforming the Internal Revenue Code of 1986, as amended, or Code. The TCJA, among other things, changed the U.S. federal tax treatment of research and experimental, or R&E expenses. For tax years beginning on or after January 1, 2022, taxpayers are required to capitalize and amortize, rather than deduct, R&E expenses. R&E expenses are amortizable over five years for research performed in the United States and 15 years for research performed outside the United States. Although there are legislative proposals to repeal or defer the capitalization requirement to later years, there can be no assurance that the provision will be repealed or otherwise modified.

Effective for transactions occurring on or after January 1, 2023, the Inflation Reduction Act imposed a new one percent excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. For purposes of calculating the base excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. Certain repurchases are not counted in the base of the excise tax.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

We have incurred substantial losses during our history and do not expect to become profitable in the near future, and we may never achieve profitability. Under the Tax Cuts and Jobs Act, unused U.S. federal net operating losses generated in tax years beginning after December 31, 2017, will not expire and may be carried forward indefinitely but the deductibility of such federal net operating losses for any year is limited to no more than 80% of the excess, if any, of current year taxable income (without regard to certain deductions). It is uncertain if and to what extent various states will conform to the Tax Cuts and Jobs Act. In addition, both our current and our future unused losses and other tax attributes may be subject to limitation under Sections 382 and 383 of the U.S. Internal Revenue Code of 1986, as amended, or the Code, if we undergo, or have undergone, an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in our equity ownership by certain stockholders over a three-year period. We have not completed a Section 382 study to assess whether an ownership change has occurred or whether there have been multiple ownership changes since our formation due to the complexity and cost associated with such a study and the fact that there may be additional ownership changes in the future. As a result, if we undergo an ownership change, our ability to use all of our pre-change net operating loss carryforwards and other pre-change tax attributes (such as research tax credits) to offset our post-change income or taxes may be limited. Similar provisions of state tax law may also apply to limit our use of accumulated state tax attributes. In addition, at the state level, there may be periods during which the use of net operating losses is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. As a result, even if we attain profitability, we may be unable to use all or a material portion of our net operating losses and other tax attributes, which could adversely affect our future cash flows.

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

We have no prior experience in conducting and managing the clinical trials necessary to obtain regulatory approvals, including approval by the FDA. The time required to obtain FDA and other approvals is unpredictable but typically takes many years following the commencement of clinical trials, depending upon the type, complexity and novelty of the product candidate. The standards that the FDA and its foreign counterparts use when regulating us require judgment and can change, which makes it difficult to predict with certainty their application. Any analysis we perform of data from nonclinical and clinical activities is subject to confirmation and interpretation by regulatory authorities, which could delay, limit or prevent regulatory approval. Further, the FDA and its foreign counterparts may respond to any NDA that we may submit by defining requirements that we do not anticipate. Such responses could delay clinical development of THB335 or any oral future KIT inhibitor product candidates. We may also encounter unexpected delays or increased costs due to new government regulations, for example, from future legislation or administrative action, or from changes in FDA policy during the period of product development, clinical trials and FDA regulatory review. Such changes could materially delay review by, the FDA and comparable foreign regulatory agencies. It is unknown how long any such disruptions could continue, were they to occur. Any elongation or de-prioritization of nonclinical studies or clinical trials or delay in regulatory review resulting from such disruptions could materially affect the development and study of any future product candidates.

Disruptions at the FDA or other comparable foreign regulatory authorities may also slow the time necessary for new products to be reviewed and/or approved, which would adversely affect our business. Changes in FDA staffing could result in delays in the FDA’s responsiveness or in its ability to review submissions or applications, issue regulations or guidance, or implement or enforce regulatory requirements in a timely fashion or at all. Similar consequences would also result in the event of another significant shutdown of the federal government. For example, in 2024, the U.S. government was on the verge of a shutdown and it has previously shut down several times, and certain regulatory agencies, such as the FDA, had to furlough critical employees and stop critical activities. If a prolonged government shutdown occurs, or if geopolitical or global health concerns prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns or delays could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations. If the FDA is constrained in its ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted.

In addition, FDA-regulated industries, such as ours, face substantial uncertainty in regard to the regulatory environment we will face as we proceed with research and development efforts following the inauguration of President Trump in January 2025. Some of these efforts have manifested to date in the form of personnel measures that could impact the FDA’s ability to hire and retain key personnel, which could result in delays or limitations on our ability to obtain guidance from the FDA on our product candidates in development and obtain the requisite regulatory approvals in the future. There remains general uncertainty regarding future activities. The new Administration could issue or promulgate executive orders, regulations, policies or guidance that adversely affect us or create a more challenging or costly environment to pursue the development of new therapeutic products. Alternatively, state governments may attempt to address or react to changes at the federal level with changes to their own regulatory frameworks in a manner that is adverse to our operations. Moreover, the new Administration has proposed action to freeze or reduce the budget of the National Institutes of Health (NIH) as related to its funding for medical research, which could decrease the ability of facilities that rely on NIH funding to enroll and conduct clinical trials or increase the costs to us of conducting clinical trials.

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

The FDA policies may change, and additional government regulations may be enacted. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability, which would adversely affect our business.

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

Disruptions at the FDA or other comparable foreign regulatory authorities may also slow the time necessary for new products to be reviewed and/or approved, which would adversely affect our business. For example, in 2024, the U.S. government was on the verge of a shutdown and has previously shut down several times, and certain regulatory agencies, such as the FDA and the SEC, had to furlough critical employees and stop critical activities. If a prolonged government shutdown occurs, or if geopolitical or global health concerns prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns or delays could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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
•
state privacy laws and regulations that impose restrictive requirements regulating the use and disclosure of health information and other sensitive personal information that is not subject to HIPAA. For example, in June 2018, California enacted the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act of 2020, or CPRA which gives California residents expanded rights to access and delete their personal information, restrict processing of sensitive personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used, and provides for civil penalties for violations, as well as a private right of action that may lead to an increased probability for data breach litigation, all of which will result in increased compliance costs and potential liability. The CPRA also created a new privacy regulator called the California Privacy Protection Agency, which is charged with enforcement as well as drafting and promulgating new privacy regulations. Following California’s lead, several other states enacted privacy laws that have taken effect in 2023 and 2024 to date: the Colorado Privacy Act, the Connecticut Personal Data Privacy and Online Monitoring Act, the Utah Consumer Privacy Act, the Virginia Consumer Data Protection Act, the Florida Digital Bill of Rights, Oregon’s protections for the personal data of consumers enacted through SB 619, and the Texas Data Privacy and Security Act. Additional state privacy laws are to take effect in the second half of 2024 and beyond. In addition, a comprehensive federal privacy bill, which includes a private right of action for violations, has been proposed and is under review by the House of Representatives;
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

In the United States, federal, state and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws and consumer protection laws. For example, HIPAA, as amended by HITECH, imposes specific requirements relating to the privacy, security and transmission of individually identifiable health information. At the state level, the California Consumer Privacy Act of 2018, or CCPA imposes obligations on businesses to which it applies. These obligations include, but are not limited to, providing specific disclosures in privacy notices and affording California residents certain rights related to their personal data. Although the CCPA exempts some data processed in the context of clinical trials, the CCPA could increase compliance costs and potential liability. In addition, the California Privacy Rights Act of 2020, or CPRA, which went into effect on January 1, 2023, imposes additional obligations on companies covered by the legislation and significantly modifies the CCPA, including by expanding consumers’ rights with respect to certain sensitive personal information. The CPRA also creates a new state agency that is vested with authority to implement and enforce the CCPA and CPRA. Virginia’s Consumer Data Protection Act, which took effect on January 1, 2023, requires businesses subject to the legislation to conduct data protection assessments in certain circumstances and requires opt-in consent from consumers to acquire and process their sensitive personal information, which includes information revealing a consumer’s physical and mental health diagnosis and genetic and biometric information that can identify a consumer. In addition, Colorado enacted the Colorado Privacy Act, and Connecticut enacted the Connecticut Data Privacy Act, each of which took effect on July 1, 2023, and Utah enacted the Consumer Privacy Act, which became effective on December 31, 2023, and each of these laws may increase the complexity, variation in requirements, restrictions and potential legal risks, and could require increased compliance costs and changes in business practices and policies. Other states have also enacted, proposed, or are considering proposing, data privacy laws, which could further complicate compliance efforts, increase our potential liability and adversely affect our business.

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

We may face difficulties from legislative and regulatory reform measures.

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

In the United States, there have been and continue to be a number of legislative initiatives to contain healthcare costs, including costs of pharmaceuticals. There has been heightened governmental scrutiny over the manner in which manufacturers set prices for their products, which has resulted in several presidential executive orders, Congressional inquiries, and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and Medicaid, and reform government program reimbursement methodologies for drug products. For example, on August 2, 2011, the Budget Control Act of 2011 imposed, subject to certain temporary suspension periods, 2% reductions in Medicare payments to providers per fiscal year starting April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2032, unless additional Congressional action is taken. Under the American Rescue Plan Act of 2021, effective January 1, 2024, the statutory cap on Medicaid Drug Rebate Program rebates that manufacturers pay to state Medicaid programs has been eliminated. Elimination of this cap has, in some cases, required pharmaceutical manufacturers to pay more in rebates than they have received on the sale of products.

Recently, several healthcare reform initiatives culminated in the enactment of the Inflation Reduction Act, or IRA, in August 2022, which, among other things, allows HHS to directly negotiate the selling price of a statutorily specified number of drugs and biologics each year that CMS reimburses under Medicare Part B and Part D. The negotiated price may not exceed a statutory ceiling price. Only high-expenditure single-source drugs that have been approved for at least 7 years (11 years for single-source biologics) are eligible to be selected for negotiation by CMS, with the negotiated price taking effect two years after the selection year. For 2026, the first year in which negotiated prices become effective, CMS selected 10 high-cost Medicare Part D products in 2023, negotiations began in 2024, and the negotiated maximum fair price for each product has been announced. These negotiations resulted in significant price reductions for the products from their 2023 list prices, ranging from 38 to 79 percent, with an average price reduction of 59.4 percent. CMS has selected 15 additional Medicare Part D drugs for negotiated maximum fair pricing in 2027. For 2028, an additional 15 drugs, which may be covered under either Medicare Part B or Part D, will be selected, and for 2029 and subsequent years, 20 Part B or Part D drugs will be selected. A drug or biological product that has an orphan drug designation for only one rare disease or condition are excluded from the IRA’s price negotiation requirements, but will lose that exclusion if it receives designations for more than one rare disease or condition, or if is approved for an indication that is not within that single designated rare disease or condition, unless such additional designation or such disqualifying approvals are withdrawn by the time CMS evaluates the drug for selection for negotiation. The negotiated prices have represented, and will continue to represent, a significant discount from average prices to wholesalers and direct purchasers. The IRA also imposes rebates on Medicare Part D and Part B drugs whose prices have increased at a rate greater than the rate of inflation, and in November 2024, CMS finalized regulations for the Medicare Part B and Part D inflation rebates. In addition, the law eliminates the “donut hole” under Medicare Part D beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and requiring manufacturers to subsidize, through a newly established manufacturer discount program, 10% of Part D enrollees’ prescription costs for brand drugs below the out-of-pocket limit, and 20% once the out-of-pocket limit has been reached. The IRA also extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA permits the Secretary of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. Manufacturers that fail to comply with the IRA may be subject to various penalties, including significant civil monetary penalties. These provisions may be subject to legal challenges. For example, the provisions related to the negotiation of selling prices of high-expenditure single-source drugs and biologics have been challenged in multiple lawsuits brought by pharmaceutical manufacturers. Thus, while it is unclear how the IRA will be implemented, it will likely have a significant impact on the pharmaceutical industry and the pricing of THB335 or any oral future KIT inhibitor product candidates.

At the state level, legislatures are increasingly enacting laws and implementing regulations designed to control pharmaceutical and biological product pricing, including restrictions or prohibitions on certain marketing practices, reporting of specified categories of remuneration provided to health care practitioners, and reporting and justification of price increases greater than a specified level. In some cases, states have designed programs to encourage importation from other countries and bulk purchasing. In addition, the FDA released a final rule in 2020 providing guidance for states to build and submit importation proposals for drugs from Canada, and the FDA authorized the first such plan in Florida in 2024, which has been extended until July 2025. It is unclear how this program will be implemented, including which drugs will be chosen, and whether it will be subject to legal challenges in the United States or Canada. Other states have also submitted proposals that are pending review by the FDA. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for pharmaceuticals and other healthcare products and services, which could result in reduced demand for THB335 or any oral future KIT inhibitor product candidates or companion diagnostics or additional pricing pressures.

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

In addition, three decisions from the U.S. Supreme Court in 2024 may lead to an increase in litigation against regulatory agencies that could create uncertainty and thus negatively impact our business. The first decision overturned established precedent that required courts to defer to regulatory agencies’ interpretations of ambiguous statutory language. The second decision overturned regulatory agencies’ ability to impose civil penalties in administrative proceedings. The third decision extended the statute of limitations within which entities may challenge agency actions. These cases may result in increased litigation by industry against regulatory agencies and impact how such agencies choose to pursue enforcement and compliance actions. However, the specific, lasting effects of these decisions, which may vary within different judicial districts and circuits, is unknown. We also cannot predict the extent to which FDA and SEC regulations, policies, and decisions may become subject to increasing legal challenges, delays, and changes.

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
•
results of nonclinical and clinical trials, or the addition or termination of clinical trials or funding support by us, or existing or future collaborators or licensing partners;
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

The trading price of our common stock is likely to continue to be highly volatile and subject to wide fluctuations in response to various factors, some of which we cannot control, including without limitation as a result of the ongoing economic instability. As a result of this volatility, investors may not be able to sell their common stock at or above the price initially paid for the stock. The market price for our common stock may be influenced by many factors, including the other risks described in this “Risk Factors” section and the following:

•
results of nonclinical studies and clinical trials of THB335 or any oral future KIT inhibitor product candidates, or those of our competitors or our existing or future collaborators;
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
•
political instability, including a potential temporary federal government shutdown; and
•
general economic, industry and market conditions, including changes in interest rates and inflation, market volatility, and the potential for local and/or global economic recessions.

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

The holders of a substantial number of shares of our outstanding common stock as of December 31, 2024, have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or our stockholders. We also have registered shares of common stock that we may issue under our equity incentive plans. These shares are freely tradeable in the public market.

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

Based on the beneficial ownership of our common stock as of December 31, 2024, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned a substantial portion of our outstanding voting stock. The interests of these stockholders may not be the same as or may even conflict with your interests. For example, these stockholders could delay or prevent a change of control of our Company, even if such a change of control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our Company or our assets and might affect the prevailing market price of our common stock. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

We are an “emerging growth company” and a “smaller reporting company” and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies or smaller reporting companies will make our common stock less attractive to investors.

We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 or JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including (i) not being required to comply with the auditor attestation requirements of Section 404b of the Sarbanes-Oxley Act, (ii) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and (iii) exemptions from the requirements of holding nonbinding advisory stockholder votes on executive compensation and stockholder approval of any golden parachute payments not approved previously.

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

We are also a “smaller reporting company,” meaning that the market value of our common stock held by non-affiliates is less than $700.0 million and our annual revenue is less than $100.0 million during the most recently completed fiscal year. We may continue to be a “smaller reporting company” if either (i) the market value of our common stock held by non-affiliates is less than $250.0 million or (ii) our annual revenue is less than $100.0 million during the most recently completed fiscal year and the market value of our common stock held by non-affiliates is less than $700.0 million. If we are a “smaller reporting company” at the time we cease to be an “emerging growth company”, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a “smaller reporting company” we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Reports on Form 10-K, we are not required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act and, similar to emerging growth companies, smaller reporting companies have reduced disclosure obligations regarding executive compensation.

If we fail to maintain proper and effective internal controls over financial reporting our ability to produce accurate and timely financial statements could be impaired.

When we become an “accelerated filer” or a “large accelerated filer,” our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting. The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing, and possible remediation. To achieve compliance with Section 404(b) within the prescribed period, we will be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. This process will be time-consuming, costly and complicated.

Despite our efforts, there is a risk that we will not be able to conclude, within the prescribed timeframe or at all, that our internal control over financial reporting is effective as required by Section 404(b). We had a material weakness in our internal control over financial reporting in the past, and cannot assure you that there will not be material weaknesses or significant deficiencies in our internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition, results of operations or cash flows. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness or significant deficiency in our internal control over financial reporting once that firm begins its Section 404(b) audit, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to sanctions or investigations by Nasdaq, SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 1C. Cybersecurity.

The Board's Roles and Responsibilities

The Board of Directors, as a whole and at the subcommittee level, oversees and monitors our cybersecurity risk, receiving regular updates from management on the status of our current cybersecurity risks, a prioritization of key risk areas to be mitigated, and any significant cyber incidents that have occurred or are reasonably likely to occur.

Since 2023, we have engaged in periodic formal cybersecurity risk assessments conducted by an expert third party. The findings from that formal assessment have informed our ongoing cybersecurity roadmap which is updated at least annually. The Audit Committee plays a key role by ensuring that the prioritization of the roadmap supports our business objectives, and by making decisions, when called upon, of whether specific cybersecurity risks should be mitigated or if that risk is acceptable to the business.

Risk Management and Strategy

Information technology and the digital transformation of our assets and business processes are critical to our growth strategy. Inherent to information technology and digital transformation is the commensurate cybersecurity risk, which we manage by maintaining a cybersecurity program that is integrated into our overall risk management process.

Our cybersecurity program is overseen by our Director, IT Infrastructure & Cybersecurity and utilizes a risk-based methodology to support the confidentiality, integrity and availability of our digital assets. The cybersecurity program is supported at the highest level within the Company, formally reporting to the Audit Committee twice annually and more often if required.

As a part of the cybersecurity program, we conduct assessments, both internally and by independent third parties, to identify and prioritize the mitigation of cybersecurity risks. We also maintain a formal and mandatory cybersecurity awareness training program for all employees that includes annual training on information security best practices in high risk areas such as phishing and authentication. Additional role-based training is provided to finance team members, due to the elevated privilege and risk associated with their duties. All employees are also tested periodically for their cybersecurity awareness.

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

For our non-finance service providers, we are currently implementing cybersecurity controls, including but not limited to requiring all critical vendors to notify us should the vendor fall victim to, and become aware of a material cybersecurity incident, and reviewing any available SOC2 or similar compliance reports should they be available. Our vendor selection and management processes include the assessment of vendors' cybersecurity controls.

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

Although we have implemented a cybersecurity program designed to protect and preserve the confidentiality, integrity and availability of our information systems and assets, we also maintain cybersecurity insurance to manage potential liabilities resulting from specific cyber incidents. However, it is important to note that although we maintain cybersecurity insurance, there can be no guarantee that the insurance will cover us, wholly or partially, from potential liabilities, or that such insurance proceeds will be paid to us in a timely manner.

While we are not aware of any significant cybersecurity incidents that have occurred to date, we are exposed to, and may in future be adversely impacted by cyberattacks and interruptions to our information technology systems and infrastructure. Despite the security measures we have implemented, certain cyber incidents could materially disrupt our operational systems, and/or result in the loss of trade secrets, proprietary information, or competitively sensitive data.

We seek to maintain a robust and continuously improving cybersecurity program however the impact of certain cybersecurity incidents could have a materially adverse impact on our competitive position, reputation, operations and/or financial position. We remain vigilant in continuously improving our cybersecurity program and its controls.

Governance and Management's Responsibilities

IT management is responsible for the cybersecurity program that assesses and manages cybersecurity risk. Specifically, our Director, IT Infrastructure & Cybersecurity is responsible for the prevention, mitigation, detection, and remediation of cybersecurity incidents while at the executive level, the Chief Administrative Officer oversees the program and is the executive sponsor.

Our Director, IT Infrastructure & Cybersecurity monitors cybersecurity incidents and does so by working closely with expert technology and security partners. We and our partners deploy a variety of technologies and processes, including but not limited to intrusion monitoring, detection and response, patch management, threat hunting, identity and access management, assessments, audits and tests.

Our Director, IT Infrastructure & Cybersecurity has relevant expertise in cybersecurity having spent the previous two years prior to joining the Company building a SOX compliant IT controls framework for a biotechnology company in preparation for its initial public offering. Prior to that, our Director, IT Infrastructure & Cybersecurity spent five years at a publicly traded pharmaceuticals company, where he was responsible for the SOX cybersecurity and compliance of systems, processes, and policies. In addition to SOX compliance, our Director, IT Infrastructure & Cybersecurity has extensive experience with other compliance frameworks, including National Institute of Standards and Technology (NIST), HIPAA, Clinical Laboratory Improvement Amendments (CLIA), and GxP security models.

Cybersecurity threats, including any previous cybersecurity incidents, have not materially affected or are reasonably likely to affect us, including its business strategy, results of operations or financial condition.

Item 2. Properties.

As of December 31, 2024, we lease office space at 130 Prospect Street in Cambridge, Massachusetts, which is where our corporate headquarters are located, and which consists of 10,356 rentable square feet. We also lease office space at 1700 Montgomery Street in San Francisco, California, which consists of 4,703 rentable square feet. We believe our current office space is sufficient to meet our office needs until the expiration of the leases in 2028.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

On September 15, 2022 our common stock began trading on the Nasdaq Stock Market LLC under the symbol “THRD”. Prior to such time, there was no public market for our common stock.

Stockholders

As of March 21, 2025, there were 6 stockholders of record of our common stock. The actual number of holders of our common stock is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Recent Sales of Unregistered Securities

During the year ended December 31, 2024, we did not issue or sell any unregistered securities not previously disclosed in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

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

Securities Authorized for Issuance under Equity Compensation Plans

The information required by this item will be included in our Definitive Proxy Statement, or Proxy Statement, for the 2025 Annual Meeting of Stockholders, to be filed within 120 days of the fiscal year ended December 31, 2024, and is incorporated by reference.

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

Overview

We are a clinical-stage biopharmaceutical company focused on advancing the next wave of medicine for dermal, respiratory, and gastrointestinal inflammatory diseases. We are developing THB335, our next-generation, potent and selective oral small molecule inhibitor of KIT, a cell surface receptor that serves as the master regulator of mast cell function and survival. Early clinical studies have demonstrated that KIT inhibition has the potential to address the treatment of a broad range of mast cell-mediated inflammatory diseases, and that a titratable, oral small molecule inhibitor may provide an attractive therapeutic profile against this target. Our initial focus is on developing an oral KIT inhibitor to treat chronic spontaneous urticaria, or CSU.

In February 2025, we disclosed the results from our Phase 1 single and multiple ascending dose (SAD/MAD) clinical trial of THB335 in healthy volunteers, as described further below. We believe these data support the advancement of THB335 into a Phase 2 clinical trial in CSU. We intend to continue THB335 development activities through the first half of 2025 to prepare for the initiation of a 12-week, placebo-controlled Phase 2 study in CSU. Key near-term activities include completion of ongoing subchronic toxicology studies and submission of regulatory filings to position THB335 for Phase 2 initiation. In parallel, we plan to run a broadly defined strategic review process to identify opportunities to maximize shareholder value across all assets within the Company, which include the THB335 program, our strong balance sheet, our public corporate entity, and our team. In February 2025, we also announced an immediate restructuring, in which we halted all non-THB335-related research and discovery activities and reduced our workforce by approximately 50%. These restructuring actions are expected to strengthen our already robust balance sheet and further streamline our operations and will leave us well positioned to evaluate and act upon the best ideas for generating shareholder value. We have engaged TD Securities (USA) LLC (dba TD Cowen) to advise on this process.

THB335

THB335 retains the potency and selectivity profile of THB001, with structural modifications that are intended to mitigate the hepatotoxicity risk seen with our discontinued THB001 product candidate as well as provide a differentiated metabolic, distribution and physiochemical profile.

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

Since our inception in 2019, we have devoted substantially all of our efforts to organizing and staffing our company, business planning, raising capital, establishing our intellectual property portfolio, acquiring or discovering product candidates, research and development activities for THB001, THB335 and other compounds, establishing arrangements with third parties for the manufacture of our product candidates and component materials, and providing general and administrative support for these operations. We do not have any products approved for sale and have not generated any revenue from product sales. To date, we have financed our operations primarily with proceeds from sales of shares of our redeemable convertible preferred stock and our initial public offering, or the IPO, of our common stock. Our primary uses of capital are, and subject to our strategic review process we expect will continue to be, research and development services, compensation and related expenses, and general overhead costs.

We have incurred significant operating losses since inception. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of our product candidates. Our net losses were $30.8 million and $45.5 million for the year ended December 31, 2023 and 2024, respectively. As of December 31, 2024, we had an accumulated deficit of $159.7 million. Subject to our strategic review process, we expect to continue to incur net operating losses for at least the next several years, and we expect our research and development expenses, general and administrative expenses, and capital expenditures will increase substantially in connection with our ongoing activities, particularly if, and as, we:

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

Subject to our strategic review process, we will need substantial additional funding to support our continuing operations and pursue our growth strategy. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through equity offerings, debt financings or other capital sources, which could include collaborations, strategic alliances or additional licensing arrangements. We may be unable to raise additional funds or enter into such arrangements when needed, on favorable terms, or at all. Our failure to raise capital or enter into such agreements as, and when, needed, could have a material adverse effect on our business, results of operations and financial condition, including requiring us to have to delay, reduce or eliminate product development or future commercialization efforts. The amount and timing of our future funding requirements will depend on many factors including the successful advancement of any oral future KIT inhibitor product candidates. Our ability to raise additional funds may also be adversely impacted by potential worsening global economic conditions, disruptions to and volatility in the credit and financial markets in the United States and worldwide, instability in the global banking system, potential recessions, a potential temporary federal government shutdown, health epidemics, geopolitical tensions and ongoing regional conflicts, volatile interest rates and inflation.

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

As of December 31, 2024, we had $285.1 million in cash and cash equivalents. Subject to our strategic review process, we believe that our existing cash and cash equivalents, will be sufficient to fund our operations and capital expenses through at least 2026. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See the subsection titled “Liquidity and Capital Resources.”

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

Components of Our Results of Operations

Revenue

We have not generated any revenue since our inception and do not expect to generate any revenue from the sale of products or from other sources in the near future, if at all. If our development efforts for any product candidates that we may develop in the future are successful and result in marketing approval or if we enter into collaboration or license agreements with third parties, we may generate revenue from a combination of product sales or payments from such collaboration or license agreements.

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

Research and development activities are central to our business model. Subject to our strategic review process, we expect that our research and development expenses will continue to increase for the foreseeable future as we continue to discover and develop additional product candidates, expand our headcount and maintain, expand and enforce our intellectual property portfolio. If any future product candidates enter into later stages of clinical development, they will generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. There are numerous factors associated with the successful development and commercialization of any product candidates we may develop in the future, including future trial design and various regulatory requirements, many of which cannot be determined with accuracy at this time based on our stage of development. Additionally, future commercial and regulatory factors beyond our control will impact our clinical development program and plans.

Our research and development expenses may vary significantly in the future based on factors, such as:

•
the outcome of our strategic review process;
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

Subject to our strategic review process, we expect that our general and administrative expenses will continue to increase in the foreseeable future as our business expands to support our continued research and development activities, including any clinical trials. These increases would likely include increased costs related to the hiring of additional employees and fees to outside consultants, among other expenses. In addition, if we obtain regulatory approval for our current product candidate or any product candidates we may develop in the future and do not enter into a third-party commercialization collaboration, we expect to incur significant expenses related to building a sales and marketing team to support product sales, marketing and distribution activities.

Total Other Income, Net

Other income primarily consists of interest income generated from interest bearing money market accounts and U.S. Treasury Securities.

Income Taxes

Since our inception, we have not recorded any income tax benefits for the net losses we have incurred in each period or for our earned research and development tax credits, as we believe, based upon the weight of available evidence, that it is more likely than not that all of our net operating loss carryforwards and tax credits will not be realized. As of December 31, 2024, we had U.S. federal and state net operating loss carryforwards of $54.2 million and $58.5 million, respectively, which may be available to offset future income tax liabilities and expire at various dates beginning in 2039. As of the years ended December 31, 2023 and 2024, we have recorded a full valuation allowance against our deferred tax assets.

Results of Operations

Comparison of the year ended December 31, 2023 and 2024

The following table summarizes our results of operations for each of the periods presented (in thousands, except percentages):

	Year Ended December 31,
	2023	2024	$ Change	% Change
Operating expenses:
Research and development	$23,964	$36,500	$12,536	52%
General and administrative	19,990	22,372	2,382	12
Total operating expenses	43,954	58,872	14,918	34
Loss from operations	43,954	58,872	14,918	34
Other income, net:
Interest income	(13,108)	(13,409)	(301)	2
Other (income) expense	(22)	6	28	(127)
Total other income, net	(13,130)	(13,403)	273	(2)
Net loss	$30,824	$45,469	$14,645	48%

Research and Development Expenses

The following table summarizes our research and development expenses for each of the periods presented (in thousands, except percentages):

	Year Ended December 31,
	2023	2024	$ Change	% Change
Direct costs:
THB335	$3,827	$15,213	$11,386	*
THB001	3,877	176	(3,701)	(95%)
Other discovery and development	4,374	5,194	820	19
Indirect costs:
Employee-related	10,845	14,732	3,887	36
Facilities and other	1,041	1,185	144	14
Total research and development expenses	$23,964	$36,500	$12,536	52%

* Percentage not meaningful.

Research and development expenses increased by $12.5 million from $24.0 million for the year ended December 31, 2023 to $36.5 million for the year ended December 31, 2024. The increase was primarily attributable to the following:

•
a $11.4 million increase in costs related to the clinical development of THB335, our next-generation oral small molecule wild-type KIT inhibitor product candidate which was announced in July 2023;
•
a $0.8 million increase in other discovery and development costs, as the Company has shifted to the clinical development of THB335;
•
a $3.9 million increase in employee related costs, including increases in stock-based compensation expense, primarily due to an increase in headcount in 2024 to support the advancement of our developmental efforts; and
•
a $0.1 million increase in facilities and other costs, driven by an increase in headcount.

These increases were partially offset by:

•
a $3.7 million decrease in costs related to the clinical development of THB001, of which the Phase1b clinical trial was discontinued in December 2022 and the program continues to wind down.

General and Administrative Expenses

General and administrative expenses increased by $2.4 million from $20.0 million for the year ended December 31, 2023 to $22.4 million for the year ended December 31, 2024, primarily attributable to increases in employee-related expenses, including stock-based compensation, driven by an increase in headcount.

Total Other Income, Net

Total other income, net increased by approximately $0.3 million from $13.1 million for the year ended December 31, 2023 to $13.4 million for the year ended December 31, 2024. This increase was primarily attributable to increases in interest income associated with our money market accounts.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have incurred significant losses in each period and on an aggregate basis. We have not yet commercialized any product candidates, and we do not expect to generate revenue from sales of any product candidates or from other sources for several years, if at all.

As of December 31, 2024, we had $285.1 million in cash and cash equivalents, and we had an accumulated deficit of $159.7 million.

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

During the year ended December 31, 2024, we sold an aggregate of 3,900,000 shares of our common stock through our ATM Facility pursuant to the Sales Agreement. The gross proceeds from these sales were approximately $49.9 million, before deducting sales agent commission of approximately $1.3 million, resulting in net proceeds of approximately $48.7 million.

Cash Flows

The following table provides information regarding our cash flows for each of the periods presented (in thousands):

	Year Ended December 31,
	2023	2024
Net cash used in operating activities	$(20,425)	$(34,503)
Net cash used in investing activities	(169)	(10)
Net cash provided by financing activities	799	50,506
Net (decrease) increase in cash, cash equivalents and restricted cash	$(19,795)	$15,993

Net Cash Used in Operating Activities

Net cash used in operating activities for the year ended December 31, 2023 was $20.4 million, and was primarily due to our net loss of $30.8 million, adjusted for $9.6 million stock-based compensation expense, a net impact of $0.2 million from the noncash operating lease expense and operating lease liabilities, and a $0.6 million decrease in other assets.

Net cash used in operating activities for the year ended December 31, 2024 was $34.5 million, and was primarily due to our net loss of $45.5 million, adjusted for $11.1 million stock-based compensation expense, net decrease in working capital of $0.5 million and a $0.4 million decrease in other assets.

Net Cash Used in Investing Activities

Net cash used in investing activities for the years ended December 31, 2023 and 2024 was $0.2 million and less than $0.1 million, respectively, and was related to purchases of property, plant, and equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the year ended December 31, 2023 was $0.8 million, related to proceeds from the exercise of stock options which were offset by the payment of deferred offering costs.

Net cash provided by financing activities for the year ended December 31, 2024 was $50.5 million and primarily related to $48.7 million of net proceeds from our ATM Facility and $1.8 million of proceeds from the exercise of stock options.

Funding Requirements

Our primary uses of capital are, and we expect that they will continue to be, research and development services, compensation and related expenses and general overhead costs. Subject to our strategic review process, we expect to continue to incur significant expenses and operating losses for the foreseeable future.

Based on our current operating plan, and subject to our strategic review process, we believe that our existing cash and cash equivalents, will be sufficient to fund our operations and capital expenses through at least 2026. However, we have based this estimate on assumptions that may prove to be wrong, and we could exhaust our capital resources sooner than we expect.

Because of the numerous risks and uncertainties associated with research, development and commercialization of product candidates, we are unable to estimate the exact amount of our working capital requirements. Our future funding requirements will depend on, and could increase significantly as a result of, many factors, including:

•
the outcome of our strategic review process;
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

Until such time, if ever, as we can generate substantial product revenues and subject to the outcome of our strategic review process, we expect to finance our cash needs through a combination of equity offerings, debt financings or other capital sources, which could include collaborations, strategic alliances or licensing arrangements. We currently have no credit facility or committed sources of capital. Adequate additional funds may not be available to us on acceptable terms, or at all. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of our existing stockholders may be diluted, and the terms of these securities may include liquidation or other preferences that could adversely affect the rights of such stockholders. Debt financing, if available, may involve agreements that include restrictive covenants that limit our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends, that could adversely impact our ability to conduct our business. If we raise additional funds through collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research program or product candidates, or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions, disruptions to and volatility in the credit and financial markets in the United States and worldwide, instability in the global banking system, potential recessions, a potential temporary federal government shutdown, health epidemics, geopolitical tensions and ongoing regional conflicts, volatile interest rates and inflation. Because of the numerous risks and uncertainties associated with product development, there is no assurance that we will ever be profitable or generate positive cash flow from operating activities.

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

The fair value of each restricted common stock award is estimated on the date of grant based on the fair value of our common stock on that same date. See Note 8 to our consolidated financial statements included elsewhere in this Annual Report for information concerning certain of the specific assumptions we used in applying the Black-Scholes option pricing model to determine the estimated fair value of our stock options granted in the years ended December 31, 2023 and 2024.

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

During the preparation of our consolidated financial statements for the year ended December 31, 2021, we identified a material weakness in our internal control over financial reporting, and the same weakness remained at the time of the preparation of our financial statements for the years ended December 31, 2022 and 2023. The material weakness related to the lack of segregation of duties, certain system limitations in our accounting software and the overall control environment as we had insufficient internal resources with appropriate accounting and finance knowledge and expertise to design, implement, document and operate effective internal controls around our financial reporting process.

This material weakness was remediated during the year ended December 31, 2024. For a further discussion of this material weakness and steps undertaken by our management for the remediation, see “Management’s Report on Internal Control over Financial Reporting” in Item 9A. Controls and Procedures of this Annual Report.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. We had cash and cash equivalents of $285.1 million as of December 31, 2024, which consisted primarily of money market funds and U.S. Treasury-backed securities.

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

Audited Consolidated Financial Statements for the Years Ended December 31, 2023 and 2024:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Third Harmonic Bio, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Third Harmonic Bio, Inc. and subsidiaries (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of operations, changes in redeemable convertible preferred stock and shareholders' equity (deficit), and cash flows, for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

March 26, 2025

We have served as the Company's auditor since 2022.

THIRD HARMONIC BIO, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31, 2023	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$269,070	$285,063
Prepaid expenses and other current assets	3,376	5,475
Total current assets	272,446	290,538
Restricted cash	453	453
Property and equipment, net	169	130
Right of use asset	3,763	3,039
Other assets, noncurrent	880	448
Total assets	$277,711	$294,608
Liabilities, redeemable convertible preferred stock and stockholders’ equity
Current liabilities:
Accounts payable	$1,838	$1,937
Accrued expenses and other current liabilities	2,835	4,313
Operating lease liability, current	745	859
Total current liabilities	5,418	7,109
Operating lease liability, noncurrent	3,208	2,349
Total liabilities	8,626	9,458
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock, $0.0001 par value, 500,000,000 shares authorized at December 31, 2023 and December 31, 2024; 40,104,937 and 44,861,763 shares issued and outstanding at December 31, 2023 and December 31, 2024, respectively	4	5
Additional paid-in capital	383,301	444,834
Accumulated deficit	(114,220)	(159,689)
Total stockholders’ equity	269,085	285,150
Total liabilities and stockholders’ equity	$277,711	$294,608

The accompanying notes are an integral part of these consolidated financial statements.

THIRD HARMONIC BIO, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2023	2024
Operating expenses:
Research and development	$23,964	$36,500
General and administrative	19,990	22,372
Total operating expenses	43,954	58,872
Loss from operations	43,954	58,872
Other income, net:
Interest income	(13,108)	(13,409)
Other (income) expense	(22)	6
Total other income, net	(13,130)	(13,403)
Net loss	$30,824	$45,469
Net loss per share of common stock, basic and diluted	$0.78	$1.09
Weighted-average number of common stock outstanding, basic and diluted	39,645,392	41,730,464

The accompanying notes are an integral part of these consolidated financial statements.

THIRD HARMONIC BIO, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands, except share amounts)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2022	39,377,222	$4	$372,460	$(83,396)	$289,068
Vesting of restricted stock	402,466	—	—	—	—
Stock-based compensation expense	—	—	9,577	—	9,577
Exercise of stock options	325,249	—	1,264	—	1,264
Net loss	—	—	—	(30,824)	(30,824)
Balance at December 31, 2023	40,104,937	$4	$383,301	$(114,220)	$269,085

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2023	40,104,937	$4	$383,301	$(114,220)	$269,085
Vesting of restricted stock	315,337	—	—	—	—
Stock-based compensation expense	—	—	11,086	—	11,086
Exercise of stock options	541,489	—	1,838	—	1,838
Issuance of common stock, net of issuance costs	3,900,000	1	48,609	—	48,610
Net loss	—	—	—	(45,469)	(45,469)
Balance at December 31, 2024	44,861,763	$5	$444,834	$(159,689)	$285,150

THIRD HARMONIC BIO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2023	2024
Cash flows from operating activities:
Net loss	$(30,824)	$(45,469)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	9,577	11,086
Depreciation expense	35	49
Noncash operating lease expense	564	724
Changes in operating assets and liabilities:	—
Prepaid expenses and other current assets	582	(2,099)
Other assets	622	374
Accounts payable	(249)	99
Accrued expenses and other current liabilities	(346)	1,478
Operating lease liabilities	(386)	(745)
Net cash used in operating activities	(20,425)	(34,503)
Cash flows from investing activities:
Purchase of property and equipment	(169)	(10)
Net cash used in investing activities	(169)	(10)
Cash flows from financing activities:
Payment of offering costs	(465)	—
Proceeds from issuance of common stock through ATM sales, net of offering costs	—	48,668
Proceeds from the exercise of stock options	1,264	1,838
Net cash provided by financing activities	799	50,506
Net (decrease) increase in cash, cash equivalents and restricted cash	(19,795)	15,993
Cash, cash equivalents and restricted cash at beginning of period	289,318	269,523
Cash, cash equivalents and restricted cash at end of period	$269,523	$285,516

Supplemental disclosure of cash flows:
Deferred offering costs reclassified to additional paid-in equity	$—	$58

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

Since its inception, the Company has funded its operations primarily with proceeds from sales of shares of its redeemable convertible preferred stock and most recently with proceeds from the IPO. The Company has incurred recurring losses since its inception, including net losses of $30.8 million and $45.5 million for the years ended December 31, 2023 and 2024, respectively. As of December 31, 2024, the Company had an accumulated deficit of $159.7 million. To date the Company has not generated any revenues and expects to continue to generate operating losses for the foreseeable future. As of the issuance date of these consolidated financial statements, the Company expects that its existing cash and cash equivalents of $285.1 million as of December 31, 2024, will be sufficient to fund its operating expenses and capital expenditure requirements for at least the next 12 months from the issuance date of these consolidated financial statements.

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

Segment Information

Operating segments are defined as components of an enterprise for which separate and discrete information is available for evaluation by the chief operating decision-maker in deciding how to allocate resources and assess performance. The Company has one operating segment. The Company’s focus is the research and development of the treatment of mast cell driven inflammatory diseases. The Company’s chief operating decision maker, or CODM, its chief executive officer, manages the Company’s operations on a consolidated basis for the purpose of allocating resources. As of December 31, 2024, all of the Company's long-lived assets are held in the United States.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less at acquisition to be cash equivalents. Cash and cash equivalents include standard checking accounts, amounts held in money market funds and U.S. Treasury-backed securities. These accounts are guaranteed by the Federal Deposit Insurance Corporation, or FDIC, up to $250,000 per account per institution. At December 31, 2024 we held deposits in excess of FDIC insured limits.

Restricted Cash

As of December 31, 2023 and 2024 the Company was required to maintain a separate cash balance of $0.5 million for the benefit of the landlords in connection with the Company's Prospect Street office space lease in Cambridge, Massachusetts, or the Prospect Street Lease, and the Company's Montgomery Street office space lease in San Francisco, California, or the Montgomery Street Lease. The letters of credit are each classified as restricted cash (non-current) on the consolidated balance sheets (see Note 11).

	December 31, 2023	December 31, 2024
Cash and cash equivalents	$269,070	$285,063
Restricted cash	453	453
Cash, cash equivalents and restricted cash	$269,523	$285,516

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

Nonrefundable advance payments for goods and services to be received in the future for use in research and development activities are recorded as prepaid expenses and classified to expenses as the related goods are delivered or the services are performed.

Accrued Research and Development Expenses

The Company has entered into various research and development contracts. These contracts are generally cancellable and payments are recorded as research and development expenses as incurred. The Company records accrued liabilities for estimated ongoing research and development costs. When evaluating the adequacy of the accrued liabilities, the Company analyzes the progress of the research and development activities, including the phase or completion of events, invoices received and contracted costs. Significant judgements and estimates are made in determining the accrued balances at the end of any reporting period. Actual results could differ from the Company’s estimates. The Company’s historical accrual estimates have not been materially different from the actual costs.

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

The fair value of each stock option is estimated on the grant date using the Black-Scholes option pricing model, which requires inputs based on certain subjective assumptions, including:

•
Fair Value of Common Stock—As a public company, the Company determines the fair value of the common stock based on the quoted market price of the common stock.
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

Interest and penalties are recognized related to unrecognized tax benefits on the income tax expense line in the accompanying consolidated statement of operations. As of December 31, 2023 and 2024, no accrued interest or penalties are included on the related tax liability line in the consolidated balance sheet.

Comprehensive Loss

Comprehensive loss includes net loss as well as other changes in stockholders’ deficit that result from transactions and economic events other than those with stockholders. For the years ended December 31, 2023 and 2024, there was no difference between net loss and comprehensive loss and accordingly a statement of comprehensive loss is not presented.

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

The Company’s redeemable convertible preferred stock contractually entitled the holders of such shares to participate in dividends but did not contractually require the holders of such shares to participate in losses of the Company. Accordingly, in periods in which the Company reports a net loss attributable to common stockholders, such losses are not allocated to such participating securities. In periods in which the Company reports a net loss attributable to common stockholders, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders, since dilutive common shares are not assumed to have been issued if their effect is antidilutive. The Company reported a net loss attributable to common stockholders for years ended December 31, 2023, and 2024.

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

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280: Improvements to Reportable Segment Disclosures), or ASU No. 2023-07, which requires public entities to disclose information about their reportable segments’ significant expenses on an interim and annual basis. All disclosure requirements under ASU No. 2023-07 are also required for public entities with a single reportable segment. The ASU is effective for annual periods beginning after December 15, 2023 and for interim periods within fiscal years beginning after December 15, 2024. The Company adopted this accounting standard (See Note 15) as of January 1, 2024, with no material impact on its consolidated financial statements and related disclosures.

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

In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, or ASU No. 2024-03, which is intended to provide more detailed information about specified categories of expenses (purchases of inventory, employee compensation, depreciation and amortization) included in certain expense captions presented on the consolidated statement of operations. The guidance in this ASU is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The amendments may be applied either (1) prospectively to financial statements issued for periods after the effective date of this ASU or (2) retrospectively to all prior periods presented in the consolidated financial statements. The Company is currently evaluating the effect of this pronouncement on its consolidated financial statements and footnote disclosures.

3. Fair Value Measurements

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis (in thousands):

		December 31, 2023
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Observable Inputs (Level 3)
Money market funds	$140,093	$140,093	$—	$—
U.S. treasury securities	125,841	125,841	—	—
Total financial assets	$265,934	$265,934	$—	$—

		December 31, 2024
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Observable Inputs (Level 3)
Money market funds	$151,723	$151,723	$—	$—
U.S. treasury securities	129,874	129,874	—	—
Total financial assets	$281,597	$281,597	$—	$—

As of December 31, 2023 and 2024, the Company had no financial liabilities that required fair value measurement. As of December 31, 2023 and 2024, the Company’s cash equivalents consisted of money market funds classified as Level 1 financial assets, as these assets are valued using quoted market prices in active markets without any valuation adjustment. As of December 31, 2023 and 2024, the Company held U.S. treasury bills, which are included in cash, cash equivalents and restricted cash as their maturity is three months or less at acquisition and are considered Level 1 category assets as there are quoted prices in active markets.

During the year ended year ended December 31, 2023 and 2024 there were no transfers or reclassifications between fair value measurement levels of assets or liabilities. The carrying values of prepaid expenses and other current assets, accounts payable and accrued expenses and other current liabilities approximate their fair values due to the short-term nature of these assets and liabilities.

4. Property, Plant and Equipment

Property, plant and equipment consisted of the following (in thousands):

	December 31, 2023	December 31, 2024
Leasehold improvement	109	109
Office furniture	44	44
Computer equipment	51	61
Property, plant and equipment, gross	204	214
Less: Accumulated depreciation	(35)	(84)
Property, plant and equipment, net	$169	$130

Depreciation expense was immaterial for the each of the years ended December 31, 2023 and 2024.

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31, 2023	December 31, 2024
Employee compensation and related benefits	$2,232	$2,979
Accrued research and development expenses	169	994
Professional fees	394	281
Other	40	59
Total accrued expenses and other current liabilities	$2,835	$4,313

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

Under the Novartis Agreement, the Company is obligated to make aggregate milestone payments of up to $231.7 million related to the achievement of specified development, commercialization, and sales milestones. The Company records the milestone payments as research and development expenses when the milestones occur and consideration is paid or becomes payable. As of December 31, 2024, the Company has made two development milestone payments under the Novartis Agreement totaling $1.0 million, of which $0.4 million was achieved and paid in 2019, and $0.6 million was achieved and paid in 2020, which have been recorded as research and development expense. No other milestones have occurred or have been paid under the Novartis Agreement.

As part of the Novartis Agreement, the Company also agreed to pay tiered royalties based on future net sales of all products licensed under the agreement, of which the royalty percentage ranged within the single digits.

7. Stockholder's Equity (Deficit)

Common stock

As of December 31, 2023 and 2024, the Company’s Amended and Restated Certificate of Incorporation authorized the Company to issue 500,000,000 shares of common stock, with a par value of $0.0001, respectively. The voting, dividend and liquidation rights of the holders of the Company’s common stock were subject to and qualified by the rights, preferences and privileges of the holders of the redeemable convertible preferred stock.

The holders of the common stock are entitled to one vote for each share of common stock held on all matters submitted to a vote of stockholders. There are not cumulative voting rights for the election of directors in the restated certificate of incorporation, which means that holders of a majority of the shares of the common stock will be able to elect all of the directors. Common stockholders are entitled to receive dividends, as may be declared by the board of directors, or the Board, if any, subject to the preferential dividend rights of redeemable convertible preferred stock. Through December 31, 2024, no cash dividends had been declared or paid.

On September 19, 2022, the Company completed its IPO, at which time the Company issued 12,535,000 shares of common stock, including the exercise in full by the underwriters of their option to purchase up to 1,635,000 additional shares of common stock, at a public offering price of $17.00 per share. The Company received $198.2 million, net of underwriting discounts and commissions, but before deducting offering costs payable by the Company, which were $2.3 million. Upon the closing of the IPO, all outstanding shares of redeemable convertible preferred stock converted into 21,967,316 shares of common stock (see Note 7). As of December 31, 2023 and 2024, there were 40,104,937 and 44,861,763 shares of common stock issued and outstanding, respectively.

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

The following shares of common stock were reserved for issuance as follows:

	December 31, 2023	December 31, 2024
Options to purchase common stock	3,953,149	5,817,248
Unvested restricted common stock	543,869	228,532
Remaining shares reserved for future issuance	5,203,151	4,830,003
Total	9,700,169	10,875,783

Undesignated preferred stock

As of December 31, 2024, the Company’s Amended and Restated Certificate of Incorporation authorized the Company to issue up to 10,000,000 shares of undesignated preferred stock, par value $0.0001 per share. There were no undesignated preferred shares issued or outstanding as of December 31, 2024.

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

Stock Options

The assumptions that the Company used to determine the grant-date fair value of stock options awarded to employees, were as follows for the year ended December 31, 2023 and 2024:

Year Ended December 31,
	2023	2024
Expected term (in years)	5.2-7.0	5.5-7.0
Expected volatility	85.7-88.2%	84.4-87.5%
Risk-free interest rate	3.6-4.6%	3.4-4.6%
Expected dividend yield	—	—

The following table summarizes the Company’s stock option activity since December 31, 2023:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2023	3,953,149	$4.16	8.7	$26,906
Granted	2,843,600	12.13
Exercised	(541,489)	3.40
Forfeited or cancelled	(438,012)	4.65
Outstanding as of December 31, 2024	5,817,248	$8.09	8.5	$18,049
Options vested and exercisable as of December 31, 2024	1,863,926	$5.08	7.9	$9,845
Options unvested as of December 31, 2024	3,953,322	$9.52	8.8	$8,204

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock.

The weighted-average grant-date fair value per share of stock options granted during the year ended December 31, 2024 was $9.02. As of December 31, 2024, there was $28.7 million of unrecognized stock-based compensation expense related to unvested stock options, to be recognized over a weighted-average period of 2.7 years.

The total fair value of options vested during the year ended December 31, 2024 was $7.7 million.

Included within the total stock options outstanding are 22,022 stock options to purchase common stock which have performance-based vesting criteria and were granted to certain employees, officers and consultants of the Company on various dates during the years ended December 31, 2020 and 2021, collectively, the Performance Stock Options. Vesting of 37,133 of the Performance Stock Options was contingent on the closing of the Series A-2 Second Tranche, which occurred on February 24, 2021, and vesting of the remaining 97,938 Performance Stock Options was contingent on the closing of the Series A-3 Second Tranche, which occurred on November 15, 2021. The vesting commencement date of the Performance Stock Options was the date in which the performance condition is met, and vesting occurs based on the accelerated attribution method over four years from the vesting commencement date. The Company began to recognize expense associated with the Performance Stock Options on the date in which each respective performance criteria was met and recognized total stock-based compensation expense associated with the Performance Stock Options was immaterial for the years ended December 31, 2023 and 2024. No expense associated with the Performance Stock Options was recognized prior to the year ended December 31, 2021.

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

A summary of the activity of the restricted common stock since December 31, 2023:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Unvested at December 31, 2023	543,869	$1.42
Granted	—	—
Vested	(315,337)	1.41
Cancelled or forfeited	—	—
Unvested at December 31, 2024	228,532	$1.43

The weighted-average grant-date fair value per share of restricted common stock awards granted during the year ended December 31, 2024 was zero as no shares were granted in the period. The aggregate fair value of restricted stock awards that vested during the year ended December 31, 2024 was $0.4 million. Stock-based compensation expense recognized for the restricted stock granted was $0.4 million for the year ended December 31, 2024. As of December 31, 2024, there was unrecognized expense of $0.2 million related to the restricted stock, which is expected to be recognized over a weighted-average period of 0.6 years.

Stock-Based Compensation Expense

Stock-based compensation expense included in the Company’s consolidated statements of operations was as follows (in thousands):

	Year Ended December 31,
	2023	2024
Research and development	$3,760	$4,486
General and administrative	5,817	6,600
Total stock-based compensation expense	$9,577	$11,086

9. Income Taxes

Income (loss) before provision for income taxes consisted of the following (in thousands):

	Year ended December 31,
	2023	2024
Domestic	$(30,824)	$(45,469)
Foreign	—	—
Loss before provision for income taxes	$(30,824)	$(45,469)

A reconciliation of the Company's statutory income tax rate to the Company's effective income tax rate is as follows:

	Year ended December 31,
	2023	2024
Income at US statutory rate	21.00%	21.00%
State taxes, net of federal benefit	4.32	6.42
Non-deductible Compensation	(4.88)	(2.97)
Tax credits	3.23	3.70
Valuation allowance	(23.53)	(28.01)
Other	(0.14)	(0.14)
	0.00%	0.00%

The net deferred income tax asset balance related to the following (in thousands):

	Year ended December 31,
	2023	2024
Net operating loss carryforwards	$11,993	$15,080
Research and development credits	2,247	4,422
Intangibles	1,275	1,193
Capitalized research and development	9,110	15,647
Right of use liabilities	967	806
Stock-based compensation	548	1,244
Accrued expenses & other	535	732
Total deferred tax assets	26,675	39,124
Right of use assets	(921)	(764)
Deferred compensation	(259)	(157)
Other	—	—
Total deferred tax liabilities	(1,180)	(921)
Net Deferred Tax assets	25,495	38,203
Valuation allowance	(25,495)	(38,203)
Deferred Tax Assets, Net of Valuation Allowance	$—	$—

As of December 31, 2023 and 2024, the Company had a federal net operating loss carryforward of $44.0 million and $54.2 million, respectively, which can be carried forward indefinitely. As of December 31, 2023 and 2024, the Company has state NOL carryforwards of $43.6 million and $58.5 million, respectively. The state net operating loss carryforwards begin to expire in 2039.

As of December 31, 2024, the Company also has federal and state tax credits of $3.5 million and $1.2 million, which begin to expire in 2039 and 2036, respectively.

Future realization of the tax benefits of existing temporary differences and net operating loss carryforwards ultimately depends on the existence of sufficient taxable income within the carryforward period. As of December 31, 2023 and 2024, the Company performed an evaluation to determine whether a valuation allowance was needed. The Company considered all available evidence, both positive and negative, which included the results of operations for the current and preceding years. The Company determined that it was not possible to reasonably quantify future taxable income and determined that it is more likely than not that all of the deferred tax assets will not be realized. Accordingly, the Company maintained a full valuation allowance as of December 31, 2023 and 2024.

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

The Company records uncertain tax positions as liabilities in accordance with ASC 740 and adjust these liabilities when our judgment changes as a result of the evaluation of new information not previously available. Because of the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from the Company's current estimate of the unrecognized tax benefit liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which new information is available. As of December 31, 2023 and 2024, the Company has not recorded any uncertain tax positions in our financial statements.

The Company recognizes interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying consolidated statement of operations. As of December 31, 2023 and 2024, no accrued interest or penalties are included on the related tax liability line in the consolidated balance sheet.

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

10. Net Loss Per Share

The following table sets forth the computation of the Company’s basic and diluted net loss per share for the periods presented (in thousands, except share and per share amounts):

	Year Ended December 31,
	2023	2024
Numerator:
Net loss	$30,824	$45,469
Net loss attributable to common stockholders, basic and diluted	$30,824	$45,469
Denominator:
Weighted-average number of common shares used in net loss per share, basic and diluted	39,645,392	41,730,464
Net loss per share of common stock, basic and diluted	$0.78	$1.09

The Company excluded the following shares from the computation of diluted net loss per share attributable to common stockholders during the year ended December 31, 2023 and 2024 because including them would have had an anti-dilutive effect:

	Year Ended December 31,
	2023	2024
Options to purchase common stock	3,953,149	5,817,248
Unvested restricted stock	543,869	228,532
Total	4,497,018	6,045,780

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

During the year ended December 31, 2023 and 2024, the components of operating lease cost were as follows, and are reflected in general and administrative expenses and research and development expenses, as determined by the underlying activities:

	Year Ended December 31,
	2023	2024
Lease Cost:
Operating lease cost	$1,097	$1,097
Total operating lease cost	$1,097	$1,097

Variable operating lease costs for the year ended December 31, 2023 and 2024 were immaterial.

The following table summarizes information related to the measurement of the Company's operating leases for the years ended December 31, 2023 and 2024:

	Year Ended December 31,
	2023	2024
Weighted-average remaining lease term	4.20	3.20
Weighted-average discount rate	10.5%	10.5%
Cash paid for amounts included in the measurement of operating lease liabilities	$826	$1,116

Maturities of operating lease liabilities at December 31, 2024 are as follows (in thousands):

2025	$1,145
2026	1,176
2027	1,207
2028	238
Thereafter	—
Total lease payments	3,766
Less: interest	(558)
Total lease liability	$3,208

12. Commitments and Contingencies

Legal Proceedings

From time to time, in the ordinary course of business, the Company is subject to litigation and regulatory examinations as well as information gathering requests, inquiries and investigations. As of December 31, 2023 and 2024, there were no litigation matters which would have a material impact on the Company’s financial results.

13. Related Party Transactions

Novartis

Novartis is a significant beneficial owner of the Company, holding more than 5% of the total outstanding stock of the Company, as of December 31, 2023 and 2024. The Company has an in-license agreement with Novartis, which required the Company to make an upfront payment and issue shares of Series A-1 Preferred Stock to Novartis, and further includes future milestone payments upon the occurrence of certain events and royalty payments upon future sales. Refer to Note 6.

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

14. Employee Benefit Plans

Effective January 1, 2019, the Company adopted a 401(k) Plan for its employees, which is designed to be qualified under Section 401(k) of the Internal Revenue Code. Eligible employees are permitted to contribute to the 401(k) Plan within statutory and 401(k) Plan limits. Since inception of the plan and through the year ended December 31, 2024 the Company has not made any contributions to the 401(k) Plan.

15. Segment Reporting

The Company has one operating segment focused on the treatment of mast cell driven inflammatory diseases. The accounting policies of the single operating segment are identical to those described in Note 2. The CODM manages the Company’s operations on a consolidated basis, assesses performance for the operating segment and decides how to allocate resources based on consolidated net loss, which is reported on the consolidated statements of operations. The measure of segment assets is reported on the consolidated balance sheets as total consolidated assets. Expenditures for additions to long-lived assets, which include purchases of property and equipment, are included in total consolidated assets reviewed by the chief operating decision maker and are reported on the consolidated statements of cash flows.

The CODM uses consolidated net loss and budget-to-actual variances for consolidated net loss to assess the performance of the operating segment and evaluate performance and to allocate resources.

The following table presents certain financial data for the Company’s reportable segment (in thousands):

	Year Ended December 31,
	2023	2024
Research and development expenses:
Direct expenses - THB335	$3,827	$15,213
Direct expenses - THB001	3,877	176
Direct expenses - Other discovery and development	4,374	5,194
Indirect expenses - Employee-related	10,845	14,732
Indirect expenses - Facilities and other	1,041	1,185
General and administrative expenses	19,990	22,372
Other segment items	(13,130)	(13,403)
Segment net loss	$30,824	$45,469

Reconciliation of net loss:
Adjustments and reconciling items	—	—
Consolidated net loss	$30,824	$45,469

Other segment items consist of interest income and other income, net. Interest income consists of interest income earned on cash equivalents and marketable securities. Other income, net primarily consists of realized and unrealized gains and losses.

16. Subsequent Events

On February 11, 2025, the Company announced a restructuring plan (the “Restructuring Plan”) to reduce operating costs and better align its workforce with the needs of its strategic research and development strategy. The Company expects to incur approximately $2.3 million of aggregate severance and exit costs in connection with the Restructuring Plan, which will be recorded primarily in the first half of 2025.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2024, management, with the participation of our Principal Executive Officer and Principal Financial and Accounting Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on such evaluation, our Principal Executive Officer and Principal Financial and Accounting Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial and Accounting Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in “Internal Control-Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, management has concluded that, as of December 31, 2024, our internal control over financial reporting was effective.

Remediation of Previously Identified Material Weakness

In connection with the audit of our financial statements for the year ended December 31, 2021, we identified a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that a reasonable possibility exists that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis. The material weakness that we identified related to the lack of segregation of duties, certain system limitations in our accounting software and the overall control environment, as we had insufficient internal resources with appropriate accounting and finance knowledge and expertise to design, implement, document, and operate effective internal controls around our financial reporting process.

Our remediation efforts previously identified in Item 9A. “Controls and Procedures” of our Annual Report on Form 10-K for the year ended December 31, 2023 to address the identified material weaknesses have been completed. As of December 31, 2024, we completed the execution of the following remediation measures, including testing of the design and concluding on the operating effectiveness of the related controls:

•
Implementing an accounting software system designed with functionality to segregate incompatible accounting duties;
•
Engaging consultants to assist in formalizing process design and internal control documentation that will support the effectiveness of internal control over financial reporting and segregating duties amongst accounting and finance employees; and
•
Hiring additional qualified accounting and finance employees to increase depth and experience within our accounting and finance organization, and to strengthen supervisory reviews.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting due to an exemption established by the JOBS Act for “emerging growth companies.”

Changes in Internal Control over Financial Reporting

Other than the changes described under “Remediation of Previously Identified Material Weakness” above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter then ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

On October 3, 2024, Jennifer Dittman, the Company’s Chief Operating Officer, entered into a pre-arranged written stock sale plan dated October 3, 2024 in accordance with Rule 10b5-1 (the “Dittman 10b5-1 Plan”) under the Exchange Act, for the sale of shares of the Company’s common stock. The Dittman 10b5-1 Plan was entered into during an open trading window in accordance with the Company’s insider trading policy and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The Dittman 10b5-1 Plan provides for the potential sale of up to 81,103 shares of the Company’s common stock, including upon the exercise of vested stock options for shares of the Company’s common stock, so long as the market price of the Company’s common stock is higher than certain minimum threshold prices specified in the Dittman 10b5-1 Plan, between $14 and $25. In connection with her entry into the Dittman 10b5-1 Plan, Ms. Dittman terminated a 10b5-1 Plan she had previously adopted with respect to the sale of up to 49,884 shares of the Company’s common stock (the “Terminated Dittman 10b5-1 Plan”).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item will be included in our Proxy Statement for the 2025 Annual Meeting of Stockholders, to be filed with the SEC within 120 days of the fiscal year ended December 31, 2024, and is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this item will be included in our Proxy Statement for the 2025 Annual Meeting of Stockholders, to be filed with the SEC within 120 days of the fiscal year ended December 31, 2024, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item will be included in our Proxy Statement for the 2025 Annual Meeting of Stockholders, to be filed with the SEC within 120 days of the fiscal year ended December 31, 2024, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be included in our Proxy Statement for the 2025 Annual Meeting of Stockholders, to be filed with the SEC within 120 days of the fiscal year ended December 31, 2024, and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this item will be included in our Proxy Statement for the 2025 Annual Meeting of Stockholders, to be filed with the SEC within 120 days of the fiscal year ended December 31, 2024, and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following documents are filed as part of this Annual Report:

1. Financial Statements

See Index to Financial Statements under Part II, Item 8 of this Annual Report.

2. Financial Statement Schedules

Schedules not listed above have been omitted because they are not required, not applicable, or the required information is otherwise included.

3. Exhibits

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed herewith
3.1	Restated Certificate of Incorporation.	10-Q	001-41498	3.1	11/9/2022
3.2	Amended and Restated Bylaws.	8-K	001-41498	3.1	12/21/2022
4.1	Form of Common Stock Certificate.	S-1/A	333-267022	4.1	09/08/2022
4.2	Description of Registrant's Securities.	10-K	001-41498	4.2	03/29/2023
4.3	Amended and Restated Investors' Rights Agreement, dated December 17, 2021 by and among the Registrant and certain of its stockholders.	S-1	333-267022	4.2	8/23/2022
10.1+	Form of Indemnity Agreement.	S-1/A	333-267022	10.1	09/08/2022
10.2+	2019 Stock Incentive Plan, as amended, and forms of award agreements.	S-1	333-267022	10.2	08/23/2022
10.3+	2022 Equity Incentive Plan and forms of award agreements.	S-1/A	333-267022	10.3	09/08/2022
10.4+	2022 Employee Stock Purchase Plan and forms of award agreements.	S-1/A	333-267022	10.4	09/08/2022
10.5†^	License Agreement, dated June 28, 2019, by and between the Registrant and Novartis International Pharmaceutical Ltd.	S-1	333-267022	10.7	08/23/2022
10.6+	Offer Letter, dated July 2, 2021, by and between the Registrant and Natalie Holles.	S-1	333-267022	10.8	08/23/2022
10.7+	Amended and Restated Employment Agreement, dated August 22, 2022, between the Registrant and Natalie Holles.	S-1/A	333-267022	10.9	09/08/2022
10.8+	Offer Letter, dated May 23, 2022, by and between the Registrant and Julie Person.	10-K	001-41498	10.8	03/26/2024
10.9+	Offer Letter, dated May 12, 2022, by and between the Registrant and Edward Conner.	10-K	001-41498	10.11	03/29/2023
10.10+	Offer Letter, dated December 19, 2023, by and between the Registrant and Christopher M. Murphy.					X
10.11+	Offer Letter, dated May 3, 2024, by and between the Registrant and Christopher J. Dinsmore.					X
10.12+	Form of Change in Control and Severance Agreement.	S-1/A	333-267022	10.10	09/08/2022
10.13†^	Lease Agreement, dated October 21, 2022, between 130 Prospect Limited Partnership and the Registrant.	10-K	001-41498	10.15	03/29/2023

10.14†^	Office Lease Agreement, dated October 21, 2022, between JPPF Waterfront Plaza, L.P. and the Registrant.	10-K	001-41498	10.16	03/29/2023
10.15	Open Market Sale AgreementSM	S-3	333-274823	1.2	10/02/2023
19.1	Insider Trading Policy					X
21.1	Subsidiaries of the Registrant.	10-K	001-41498	21.1	03/29/2023
23.1	Consent of Deloitte & Touche LLP.					X
24.1	Power of Attorney (reference is made to the signature page hereto).					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
97.1	Compensation Recovery Policy	10-K	001-41498	97.1	03/26/2024
101.INS	Inline XBRL Instance Document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101).					X

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

Third Harmonic Bio, Inc.

Date: March 27, 2025	By:	/s/ Natalie Holles
Natalie Holles
Chief Executive Officer and Director (Principal Executive Officer)

Date: March 27, 2025	By:	/s/ Christopher M. Murphy
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

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Natalie Holles	Chief Executive Officer and Director (Principal Executive Officer)	March 27, 2025
Natalie Holles

/s/ Christopher M. Murphy	Chief Financial and Business Officer and Treasurer (Principal Financial and Accounting Officer)	March 27, 2025
Christopher M. Murphy

/s/ Mark Iwicki	Director	March 27, 2025
Mark Iwicki

/s/ David P. Bonita	Director	March 27, 2025
David P. Bonita

/s/ Michael Gladstone	Director	March 27, 2025
Michael Gladstone

/s/ Geoff McDonough	Director	March 27, 2025
Geoff McDonough

/s/ H. Martin Seidel	Director	March 27, 2025
H. Martin Seidel

/s/ Thomas M. Soloway	Director	March 27, 2025
Thomas M. Soloway