Form 10-Q
period 2025-03-31
Third Harmonic Bio, Inc.
filed 2025-05-08
CIK 1923840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 2, 2025, the registrant had 45,127,797 shares of common stock, $0.0001 par value per share, outstanding.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, or this Quarterly Report, contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and section 27A of the Securities Act of 1933, as amended, or the Securities Act. All statements contained in this Quarterly Report other than statements of historical fact, including but not limited to statements regarding the liquidation and dissolution of the Company and the distribution of remaining cash to stockholders following an orderly wind down of our operations, including any proceeds from a sale of our assets and intellectual property, including but not limited to the THB335 program, future results of operations and financial position, business strategy, market size, potential growth opportunities, nonclinical and clinical development activities, the efficacy and safety profile of THB335 or any future product candidates, potential therapeutic benefits and economic value of THB335 or any future product candidates, our ability to obtain funding for our operations necessary to complete further development and commercialization of our product candidates, use of net proceeds from our public offerings, our ability to maintain and recognize the benefits of certain designations received by THB335 or any future product candidates, the timing and results of our nonclinical studies and clinical trials, commercial collaboration with third parties, the potential impact of global business, macroeconomic or geopolitical conditions, including as a result of inflation, volatile interest rates, instability in the global banking system, and geopolitical tensions and ongoing regional conflicts on our operations, and the receipt and timing of potential regulatory designations, approvals and commercialization of THB335 or any future product candidates, are forward-looking statements. The words “believe,” “may,” “will,” “potentially,” “estimate,” “continue,” “anticipate,” “predict,” “target,” “intend,” “could,” “would,” “should,” “project,” “plan,” “expect,” and similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

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
•
Subject to stockholder approval of the Dissolution and Plan of Dissolution and our execution of the Dissolution, we will need substantial additional funds to pursue our business objectives, which may not be available on acceptable terms, or at all. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate our product development programs, commercialization efforts or other operations.
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

THIRD HARMONIC BIO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	December 31, 2024	March 31, 2025
Assets
Current assets:
Cash and cash equivalents	$285,063	$271,611
Prepaid expenses and other current assets	5,475	4,386
Total current assets	290,538	275,997
Restricted cash	453	463
Property and equipment, net	130	117
Right of use asset	3,039	2,845
Other assets, noncurrent	448	414
Total assets	$294,608	$279,836
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,937	$2,683
Accrued expenses and other current liabilities	4,313	1,530
Operating lease liability, current	859	889
Total current liabilities	7,109	5,102
Operating lease liability, noncurrent	2,349	2,113
Total liabilities	9,458	7,215
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock, $0.0001 par value, 500,000,000 shares authorized at December 31, 2024 and March 31, 2025; 44,861,763 and 44,956,238 shares issued and outstanding at December 31, 2024 and March 31, 2025, respectively	5	5
Additional paid-in capital	444,834	448,139
Accumulated deficit	(159,689)	(175,523)
Total stockholders’ equity	285,150	272,621
Total liabilities and stockholders’ equity	$294,608	$279,836

The accompanying notes are an integral part of these condensed consolidated financial statements.

THIRD HARMONIC BIO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2024	2025
Operating expenses:
Research and development	$6,226	$10,645
General and administrative	5,064	8,071
Total operating expenses	11,290	18,716
Loss from operations	11,290	18,716
Other income, net:
Interest income	(3,433)	(2,888)
Other (income) expense	(1)	6
Total other income, net	(3,434)	(2,882)
Net loss	$7,856	$15,834
Net loss per share of common stock, basic and diluted	$0.20	$0.35
Weighted-average number of common stock outstanding, basic and diluted	40,213,158	44,917,032

The accompanying notes are an integral part of these condensed consolidated financial statements.

THIRD HARMONIC BIO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2023	40,104,937	$4	$383,301	$(114,220)	269,085
Vesting of restricted stock	82,339	—	—	—	—
Stock-based compensation expense	—	—	2,223	—	2,223
Exercise of stock options	65,592	—	49	—	49
Net loss	—	—	—	(7,856)	(7,856)
Balance at March 31, 2024	40,252,868	$4	$385,573	$(122,076)	$263,501

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2024	44,861,763	$5	$444,834	$(159,689)	285,150
Vesting of restricted stock	76,177	—	—	—	—
Stock-based compensation expense	—	—	3,270	—	3,270
Exercise of stock options	18,298	—	35	—	35
Net loss	—	—	—	(15,834)	(15,834)
Balance at March 31, 2025	44,956,238	$5	$448,139	$(175,523)	$272,621

The accompanying notes are an integral part of these condensed consolidated financial statements.

THIRD HARMONIC BIO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2024	2025
Cash flows from operating activities:
Net loss	$(7,856)	$(15,834)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	2,223	3,270
Depreciation expense	12	13
Noncash operating lease expense	174	194
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	605	1,089
Other assets	155	34
Accounts payable	(893)	746
Accrued expenses and other current liabilities	(535)	(2,783)
Operating lease liabilities	(178)	(206)
Net cash used in operating activities	(6,293)	(13,477)
Cash flows from investing activities:
Purchase of property and equipment	—	—
Net cash used in investing activities	—	—
Cash flows from financing activities:
Proceeds from the exercise of stock options	49	35
Net cash provided by financing activities	49	35
Net decrease in cash, cash equivalents and restricted cash	(6,244)	(13,442)
Cash, cash equivalents and restricted cash at beginning of period	269,523	285,516
Cash, cash equivalents and restricted cash at end of period	$263,279	$272,074

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

Plan of Dissolution

In April 2025, the Company announced that its Board of Directors, or the Board, after considering opportunities to maximize stockholder value following a broad strategic review process, had unanimously approved and adopted the Plan of Dissolution and determined that the liquidation and dissolution of the Company and the distribution of remaining cash to stockholders following an orderly wind down of our operations, including any proceeds from a sale of the liquidation and dissolution of the Company’s assets and intellectual property, including but not limited to the THB335 program, or the Dissolution, is advisable and in the best interests of the Company and its stockholders. The Company intends to complete all Phase 2 readiness activities for THB335 by mid-year to maximize the value of the program that may be obtained for stockholders in an asset sale process. If its stockholders authorize the Dissolution, the Company plans to file a Certificate of Dissolution with the Secretary of the State of Delaware in the third quarter of 2025.

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

Since its inception, the Company has funded its operations primarily with proceeds from sales of shares of its redeemable convertible preferred stock and most recently with proceeds from the IPO and other equity offerings. The Company has incurred recurring losses since its inception, including net losses of $7.9 million and $15.8 million for the three months ended March 31, 2024 and 2025, respectively. As of March 31, 2025, the Company had an accumulated deficit of $175.5 million. To date the Company has not generated any revenues and expects to continue to generate operating losses for the foreseeable future. As of the issuance date of these condensed consolidated financial statements and subject to stockholder approval of the Dissolution and Plan of Dissolution and the Company’s execution of the Dissolution, the Company expects that its existing cash and cash equivalents of $271.6 million as of March 31, 2025, will be sufficient to fund its operating expenses and capital expenditure requirements for at least the next 12 months from the issuance date of these condensed consolidated financial statements.

2. Summary of Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the audited consolidated annual financial statements for the years ended December 31, 2024, and notes thereto, which are included in the Company’s Annual Report on Form 10-K that was filed with the Securities and Exchange Commission, or the SEC, on March 27, 2025. Since the date of those annual financial statements, there have been no changes to the Company’s significant accounting policies, except as noted below.

Unaudited Interim Financial Information

The accompanying unaudited interim condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, or GAAP, for interim financial reporting and as required by Regulation S-X, Rule 10-01. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated annual financial statements for the years ended December 31, 2023 and 2024 and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair presentation. The financial data and other information disclosed in these notes related to the three months ended March 31, 2024 and 2025 are unaudited. These financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2024 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 27, 2025. The results for the three months ended March 31, 2025 are not necessarily indicative of results to be expected for the year ending December 31, 2025, any other interim periods, or any future year or period.

In April 2025, the Company announced that the Board, after considering opportunities to maximize stockholder value following a broad strategic review process, had unanimously approved and adopted the Plan of Dissolution and determined that the Dissolution is advisable and in the best interests of the Company and its stockholders. As the Company continued to evaluate potential strategic alternatives as of March 31, 2025, and as the Plan of Dissolution had not been approved by the Board as of March 31, 2025, and has not yet been brought to a vote of or approved by the Company’s stockholders as of the date of this Quarterly Report, the Company concluded that the liquidation basis of accounting should not be applied as of the balance sheet date. Accordingly, the accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of the uncertainties described above. The Company has evaluated the presentation under ASC 205, Presentation of Financial Statements: The Liquidation Basis of Accounting and concluded that the Plan of Dissolution is not imminent as it has not yet been approved by the Board or the Company's stockholders.

Recently Adopted Accounting Standards

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740), Improvements to Income Tax Disclosures, or ASU 2023-09, to enhance the transparency and decision usefulness of income tax disclosures. The enhancement will provide information to better assess how an entity's operations and related tax disclosures, including total income taxes paid, to evaluate income tax risks and opportunities. ASU No. 2023-09 is effective for annual periods beginning after December 15, 2024 and early adoption is permitted. The Company is adopting this ASU prospectively for the period ending December 31, 2025, and impacts only our disclosures, with no impacts to our consolidated financial position, results of operations or cash flows.

Recently Issued Accounting Pronouncements Not Yet Adopted

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

3. Fair Value Measurements

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis (in thousands):

		December 31, 2024
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Observable Inputs (Level 3)
Money market funds	$151,723	$151,723	$—	$—
U.S. treasury securities	129,874	129,874	—	—
Total financial assets	$281,597	$281,597	$—	$—

		March 31, 2025
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Observable Inputs (Level 3)
Money market funds	$135,732	$135,732	$—	$—
U.S. treasury securities	130,673	130,673	—	—
Total financial assets	$266,405	$266,405	$—	$—

As of December 31, 2024 and March 31, 2025, the Company had no financial liabilities that required fair value measurement. As of December 31, 2024 and March 31, 2025, the Company’s cash equivalents consisted of money market funds classified as Level 1 financial assets, as these assets are valued using quoted market prices in active markets for identical assets without any valuation adjustment. As of December 31, 2024 and March 31, 2025, the Company held U.S. treasury bills, which are included in cash, cash equivalents and restricted cash as their maturity is 90 days or less at acquisition and are considered Level 1 financial assets as there are quoted prices in active markets.

During the year ended December 31, 2024 and the three months ended March 31, 2025, there were no transfers or reclassifications between fair value measurement levels of assets or liabilities. The carrying values of prepaid expenses and other current assets, accounts payable and accrued expenses and other current liabilities approximate their fair values due to the short-term nature of these assets and liabilities.

4. Property, Plant and Equipment

Property, plant and equipment consisted of the following (in thousands):

	December 31, 2024	March 31, 2025
Leasehold improvement	$109	$109
Office furniture	44	44
Computer equipment	61	61
Property, plant and equipment, gross	214	214
Less: Accumulated depreciation	(84)	(97)
Property, plant and equipment, net	$130	$117

Depreciation expense was immaterial for the three months ended March 31, 2024 and 2025.

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31, 2024	March 31, 2025
Employee compensation and related benefits	$2,979	$489
Accrued research and development expenses	994	608
Professional fees	281	428
Other	59	5
Total accrued expenses and other current liabilities	$4,313	$1,530

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

Under the Novartis Agreement, the Company is obligated to make aggregate milestone payments of up to $231.7 million related to the achievement of specified development, commercialization, and sales milestones. The Company records the milestone payments as research and development expenses when the milestones occur and consideration is paid or becomes payable. As of March 31, 2025, the Company has made two development milestone payments under the Novartis Agreement totaling $1.0 million, of which $0.4 million was achieved and paid in 2019, and $0.6 million was achieved and paid in 2020, which were recorded as research and development expense. No other milestones have occurred or have been paid under the Novartis Agreement.

As part of the Novartis Agreement, the Company also agreed to pay tiered royalties based on future net sales of all products licensed under the agreement, of which the royalty percentage ranged within the single digits.

7. Stockholder's Equity

Common stock

As of December 31, 2024 and March 31, 2025, the Company’s Amended and Restated Certificate of Incorporation authorized the Company to issue 500,000,000 shares of common stock, with a par value of $0.0001. The voting, dividend and liquidation rights of the holders of the Company’s common stock were subject to and qualified by the rights, preferences and privileges of the holders of the redeemable convertible preferred stock.

The holders of the common stock are entitled to one vote for each share of common stock held on all matters submitted to a vote of stockholders. There are not cumulative voting rights for the election of directors in the restated certificate of incorporation, which means that holders of a majority of the shares of the common stock will be able to elect all of the directors. Common stockholders are entitled to receive dividends, as may be declared by the Board, if any, subject to the preferential dividend rights of redeemable convertible preferred stock. Through March 31, 2025, no cash dividends had been declared or paid.

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

Undesignated preferred stock

As of December 31, 2024 and March 31, 2025, the Company’s Amended and Restated Certificate of Incorporation authorized the Company to issue up to 10,000,000 shares of undesignated preferred stock, par value $0.0001 per share. There were no undesignated preferred shares issued or outstanding as of December 31, 2024 and March 31, 2025.

8. Stock-Based Compensation

2019 Stock Incentive Plan

The Company’s 2019 Stock Incentive Plan, or the 2019 Plan, provided for the Company to grant incentive stock options, stock appreciation rights, restricted stock, restricted stock units, and other stock-based awards. The 2019 Plan was administered by the Board or, at the discretion of the Board, by a committee delegated by the Board. The exercise prices, vesting and other restrictions were determined at the discretion of the Board, or its committee if so delegated. The Board valued the Company’s common stock, taking into consideration its most recently available valuation of common stock performed by third party valuation specialists as well as additional factors which may have changed since the date of the most recent contemporaneous valuation through the date of grant.

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

Stock Options

The assumptions that the Company used to determine the grant-date fair value of stock options awarded to employees, were as follows for the three months ended March 31, 2024 and 2025:

Three Months Ended March 31,
	2024	2025
Expected term (in years)	5.5-7.0	4.7-6.5
Expected volatility	85.7-87.5%	80.2-84.3%
Risk-free interest rate	4.0-4.2%	4.4-4.5%
Expected dividend yield	—	—

The following table summarizes the Company’s stock option activity since December 31, 2024:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2024	5,817,248	$8.09	8.5	$18,049
Granted	1,461,000	5.93
Exercised	(18,298)	1.93
Forfeited or cancelled	(667,299)	7.99
Outstanding as of March 31, 2025	6,592,651	$7.64	8.3	$83
Options vested and exercisable as of March 31, 2025	2,258,214	$5.50	7.7	$72
Options unvested as of March 31, 2025	4,334,437	$8.76	8.7	$11

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock.

The weighted-average grant-date fair value per share of stock options granted during the three months ended March 31, 2025 was $4.23. As of March 31, 2025, there was $27.7 million of unrecognized stock-based compensation expense related to unvested stock options, to be recognized over a weighted-average period of 2.7 years.

The total fair value of options vested during the three months ended March 31, 2025 was $2.9 million.

Restricted Common Stock Awards

The Company has granted RSAs with service and performance and service based vesting conditions to employees of the Company. Unvested shares of RSAs may not be sold or transferred by the holder, except for transfers for estate planning purposes in which the transferee agrees to remain bound by all restrictions set forth in the original common stock purchase agreement. These restrictions lapse over the vesting term of each award, which is typically four years for RSAs. The purchase price of each share issued under RSAs was $0.0001 per share.

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

A summary of the activity of the restricted common stock awards since December 31, 2024:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Unvested at December 31, 2024	228,532	$1.43
Granted	—	—
Vested	(76,177)	1.43
Cancelled or forfeited	—	—
Unvested at March 31, 2025	152,355	$1.43

The weighted-average grant-date fair value per share of restricted common stock awards granted during the three months ended March 31, 2025 was zero as no shares were granted in the period. The aggregate fair value of restricted stock that vested during the three months ended March 31, 2025 was $0.1 million. Stock-based compensation expense recognized for the restricted stock awards granted was $0.1 million for the three months ended March 31, 2025. As of March 31, 2025, there was unrecognized expense of $0.1 million related to the restricted stock awards, which is expected to be recognized over a weighted-average period of 0.4 years.

Restricted Common Stock Units

The Company has granted restricted common stock units, or RSUs, with service based vesting conditions to employees of the Company. The RSU’s are settled in shares of common stock and typically vest over a period of four years. A summary of the activity of the RSUs since December 31, 2024:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Unvested at December 31, 2024	-	$-
Granted	339,400	5.77
Vested	—	—
Cancelled or forfeited	(75,225)	6.00
Unvested at March 31, 2025	264,175	$5.71

The weighted-average grant-date fair value per share of RSUs granted during the three months ended March 31, 2025 was $5.77. There were no RSUs which vested during the three months ended March 31, 2025. Stock-based compensation expense recognized for the RSUs granted was $0.1 million and zero for the three months ended March 31, 2025 and March 31, 2024, respectively. As of March 31, 2025, there was unrecognized expense of $1.4 million related to the RSUs, which is expected to be recognized over a weighted-average period of 3.6 years.

Stock-Based Compensation Expense

Stock-based compensation expense included in the Company’s condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended March 31,
	2024	2025
Research and development	$737	$1,349
General and administrative	1,486	1,921
Total stock-based compensation expense	$2,223	$3,270

9. Net Loss Per Share

The following table sets forth the computation of the Company’s basic and diluted net loss per share for the periods presented (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2024	2025
Numerator:
Net loss	$7,856	$15,834
Net loss attributable to common stockholders, basic and diluted	$7,856	$15,834
Denominator:
Weighted-average number of common shares used in net loss per share, basic and diluted	40,213,158	44,917,032
Net loss per share of common stock, basic and diluted	$0.20	$0.35

The Company excluded the following shares from the computation of diluted net loss per share of common stockholders during the three months ended March 31, 2024 and 2025 because including them would have had an anti-dilutive effect:

	Three Months Ended March 31,
	2024	2025
Options to purchase common stock	4,985,149	6,592,651
Unvested restricted stock	461,530	416,530
Total	5,446,679	7,009,181

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

During the three months ended March 31, 2024 and 2025, the components of operating lease cost were as follows, and are reflected in general and administrative expenses and research and development expenses, as determined by the underlying activities:

	Three Months Ended March 31,
	2024	2025
Lease Cost:
Operating lease cost	$274	$274
Total operating lease cost	$274	$274

Variable operating lease costs for the three months ended March 31, 2024 and 2025 were immaterial.

Maturities of operating lease liabilities at March 31, 2025 are as follows (in thousands):

2025 (remaining)	$859
2026	1,176
2027	1,207
2028	238
Thereafter	—
Total lease payments	3,480
Less: interest	(478)
Total lease liability	$3,002

11. Commitments and Contingencies

Legal Proceedings

From time to time, in the ordinary course of business, the Company is subject to litigation and regulatory examinations as well as information gathering requests, inquiries and investigations. As of December 31, 2024 and March 31, 2025, there were no litigation matters which would have a material impact on the Company’s financial results.

12. Related Party Transactions

Novartis

Novartis is a significant beneficial owner of the Company, holding more than 5% of the total outstanding stock of the Company, as of December 31, 2024 and March 31, 2025. The Company has an in-license agreement with Novartis, which required the Company to make an upfront payment and issue shares of Series A-1 Preferred Stock to Novartis, and further includes future milestone payments upon the occurrence of certain events and royalty payments upon future sales. Refer to Note 6.

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

13. Employee Benefit Plans

Effective January 1, 2019, the Company adopted a 401(k) Plan for its employees, which is designed to be qualified under Section 401(k) of the Internal Revenue Code. Eligible employees are permitted to contribute to the 401(k) Plan within statutory and 401(k) Plan limits. In the three months ended March 31, 2025, the Company made a $0.2 million contribution to the 401(k) Plan.

14. Segment Reporting

The Company has one operating segment focused on the treatment of mast cell driven inflammatory diseases. The Company’s Chief Operating Decision Maker, or CODM, manages the Company’s operations on a consolidated basis, assesses performance for the operating segment and decides how to allocate resources based on consolidated net loss, which is reported on the consolidated statements of operations. The CODM is the Company’s Chief Executive Officer. The measure of segment assets is reported on the consolidated balance sheets as total consolidated assets. Expenditures for additions to long-lived assets, which include purchases of property and equipment, are included in total consolidated assets reviewed by the chief operating decision maker and are reported on the consolidated statements of cash flows.

The CODM uses consolidated net loss and budget-to-actual variances for consolidated net loss to assess the performance of the operating segment and evaluate performance and to allocate resources.

The following table presents certain financial data for the Company’s reportable segment (in thousands):

	Three Months Ended March 31,
	2024	2025
Research and development expenses:
Direct expenses - THB335	$1,939	$4,643
Direct expenses - THB001	142	11
Direct expenses - Other discovery and development	951	1,190
Indirect expenses - Employee-related	2,972	4,531
Indirect expenses - Facilities and other	222	270
General and administrative expenses	5,064	8,071
Other segment items	(3,434)	(2,882)
Segment net loss	$7,856	$15,834

Reconciliation of net loss:
Adjustments and reconciling items	—	—
Consolidated net loss	$7,856	$15,834

Other segment items consist of interest income and other income, net. Interest income consists of interest income earned on cash equivalents and marketable securities. Other income, net primarily consists of realized and unrealized gains and losses.

15. Restructuring Plan

In February 2025, the Company announced a restructuring plan, or Restructuring Plan to reduce operating costs and better align its workforce with the needs of its strategic research and development strategy. In conjunction with this announcement, the Company halted all non-THB335 related research and discovery activities and undertook a reduction in workforce of approximately 50%. For the three months ended March 31, 2025, the Company recognized severance and other charges of $2.0 million in connection with the Restructuring Plan. The restructuring-related charges were recorded in general and administrative expenses in the Company’s condensed consolidated statements of operations. As of March 31, 2025, the Company had no unpaid severance liabilities in connection with the Restructuring Plan under accrued expenses on the condensed consolidated balance sheet.

16. Plan of Dissolution

In April 2025, the Company announced that the Board unanimously approved and adopted the Plan of Dissolution and determined that the liquidation and dissolution of the Company and the distribution of remaining cash to stockholders Dissolution following an orderly wind down of the Company’s operations is advisable and in the best interests of the Company and its stockholders. If its stockholders authorize the Dissolution and the Plan of Dissolution, the Company currently plans to file a Certificate of Dissolution with the Secretary of the State of Delaware in the third quarter of 2025.

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

In February 2025, we disclosed the results from our Phase 1 single and multiple ascending dose (SAD/MAD) clinical trial of THB335 in healthy volunteers, as described further below. We believe these data support the advancement of THB335 into a Phase 2 clinical trial in CSU. We intend to continue THB335 development activities through the first half of 2025 to maximize the proceeds to shareholders that may be obtained in a potential asset sale.

In February 2025, we also announced an immediate restructuring, in which we halted all non-THB335-related research and discovery activities and reduced our workforce by approximately 50%. These restructuring actions strengthened our already robust balance sheet and further streamlined our operations. We engaged TD Securities (USA) LLC (dba TD Cowen) to advise on a process to identify opportunities to maximize shareholder value.

In April 2025, we announced that our board of directors, or the Board, after considering opportunities to maximize stockholder value following a broad strategic review process, had unanimously approved and adopted a Plan of Liquidation and Dissolution, or Plan of Dissolution, and determined that the liquidation and dissolution of the Company and the distribution of remaining cash to stockholders following an orderly wind down of our operations, including any proceeds from a sale of our assets and intellectual property, including but not limited to the THB335 program, or the Dissolution, is advisable and in the best interests of the Company and our stockholders. We intend to complete Phase 2 readiness activities for THB335 by mid-year 2025 to maximize the value of the program that may be obtained for stockholders through our plan to explore the potential sale of THB335. If our stockholders authorize the dissolution, we plan to file a Certificate of Dissolution with the Secretary of the State of Delaware in the third quarter of 2025.

We intend to hold our annual meeting of stockholders on June 5, 2025, at which we will seek stockholder approval of the Dissolution and the Plan of Dissolution. If our stockholders approve the Dissolution and the Plan of Dissolution, we intend to file a Certificate of Dissolution, delist the shares of our common stock from The Nasdaq Global Select Market, satisfy or resolve our remaining liabilities and obligations, including but not limited to contingent liabilities and claims and costs associated with the Dissolution, and attempt to convert all of our remaining assets into cash or cash equivalents. Upon the filing of the Certificate of Dissolution, we intend to cease trading in our common stock, close our stock transfer books and discontinue recording transfers of shares of our capital stock, in accordance with applicable law. We will establish a reserve, which will be used to pay all expenses (including operating expenses up until the filing of the Certificate of Dissolution) and other known, non-contingent liabilities and obligations, and will include reasonable provision for future expenses of liquidation and contingent and unknown liabilities as required by Delaware law.

We currently expect that our existing capital resources together with the anticipated net proceeds from the sale of certain clinical assets will enable us to meet our remaining liabilities and obligations with sufficient reserves. We cannot predict with certainty the amount of distributions, if any, to our stockholders. However, based on the information available as of the date of this Quarterly Report and subject to stockholder approval of the Dissolution and Plan of Dissolution, we estimate that the total distribution will be in the range between approximately $246.6 million and $259.8 million, or approximately $5.13 and $5.42 per share of common stock. We also estimate that the initial distribution will be in the range between approximately $246.6 million and $255.4 million, or approximately $5.13 and $5.33 per share of common stock, which we expect to be distributed following the filing of the Certificate of

Dissolution, currently expected in the third quarter of 2025. These estimates do not include cash that may become available for distribution from the proceeds from any sales of our remaining assets and intellectual property, including but not limited to a sale of THB335. The amount distributable, however, may vary substantially from any estimate provided based on a number of factors, including those discussed in the section titled “Special Note Regarding Forward-Looking Statements” above.

Notwithstanding the foregoing, even if the stockholders authorize the Dissolution and Plan of Dissolution, the Board will have the right to abandon the Dissolution and terminate the Plan of Dissolution at any time before it becomes effective, without any action by our stockholders, if the Board determines that to do so is in the best interest of us and our stockholders.

Since our inception in 2019, we have devoted substantially all of our efforts to organizing and staffing our company, business planning, raising capital, establishing our intellectual property portfolio, acquiring or discovering product candidates, research and development activities for THB001, THB335 and other compounds, establishing arrangements with third parties for the manufacture of our product candidates and component materials, and providing general and administrative support for these operations. We do not have any products approved for sale and have not generated any revenue from product sales. To date, we have financed our operations primarily with proceeds from sales of shares of our redeemable convertible preferred stock and our initial public offering, or the IPO, of our common stock. Our primary uses of capital are, and subject to stockholder approval of the Dissolution and Plan of Dissolution and our execution of the Dissolution we expect will continue to be, research and development services, compensation and related expenses, and general overhead costs.

We have incurred significant operating losses since inception. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of our product candidates. Our net loss was $45.5 million, and $15.8 million for the year ended December 31, 2024, and the three months ended March 31, 2025, respectively. As of March 31, 2025, we had an accumulated deficit of approximately $175.5 million. Subject to stockholder approval of the Dissolution and Plan of Dissolution and our execution of the Dissolution, we expect to continue to incur net operating losses for at least the next several years, and we expect our research and development expenses, general and administrative expenses, and capital expenditures will increase substantially in connection with our ongoing activities, particularly if, and as, we:

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

Subject to stockholder approval of the Dissolution and Plan of Dissolution and our execution of the Dissolution, we will need substantial additional funding to support our continuing operations and pursue our growth strategy. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through equity offerings, debt financings or other capital sources, which could include collaborations, strategic alliances or additional licensing arrangements. We may be unable to raise additional funds or enter into such arrangements when needed, on favorable terms, or at all. Our failure to raise capital or enter into such agreements as, and when, needed, could have a material adverse effect on our business, results of operations and financial condition, including requiring us to have to delay, reduce or eliminate product development or future commercialization efforts. The amount and timing of our future funding requirements will depend on many factors including the successful advancement of any oral future KIT inhibitor product candidates. Our ability to raise additional funds may also be adversely impacted by potential worsening global economic conditions, disruptions to and volatility in the credit and financial markets in the United States and worldwide, instability in the global banking system, potential recessions, a potential temporary federal government shutdown, health epidemics, geopolitical tensions and ongoing regional conflicts, volatile interest rates and inflation.

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

As of March 31, 2025, we had $271.6 million in cash and cash equivalents. Subject to stockholder approval of the Dissolution and Plan of Dissolution and our execution of the Dissolution, we believe that our existing cash and cash equivalents will be sufficient to fund our operations and capital expenses through at least 2026. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See the subsection titled “Liquidity and Capital Resources.”

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

Results of Operations

Comparison of the three months ended March 31, 2024 and 2025

The following table summarizes our results of operations for each of the periods presented (in thousands, except percentages):

	Three Months Ended March 31,
	2024	2025	$ Change	% Change
Operating expenses:
Research and development	$6,226	$10,645	$4,419	71%
General and administrative	5,064	8,071	3,007	59
Total operating expenses	11,290	18,716	7,426	66
Loss from operations	11,290	18,716	7,426	66
Other income, net:
Interest income	(3,433)	(2,888)	545	(16)
Other (income) expense	(1)	6	7	*
Total other income, net	(3,434)	(2,882)	552	(16)
Net loss	$7,856	$15,834	$7,978	102%

Research and Development Expenses

The following table summarizes our research and development expenses for each of the periods presented (in thousands, except percentages):

	Three Months Ended March 31,
	2024	2025	$ Change	% Change
Direct costs:
THB335	$1,939	$4,643	$2,704	139
THB001	142	11	(131)	(92)
Other discovery and development	951	1,190	239	25
Indirect costs:
Employee-related	2,972	4,531	1,559	52
Facilities and other	222	270	48	22
Total research and development expenses	$6,226	$10,645	$4,419	71%

*Percentage not meaningful.

Research and development expenses increased by $4.4 million, from $6.2 million for the three months ended March 31, 2024 to $10.6 million for the three months ended March 31, 2025, primarily due to increased direct costs related to the THB335 program as we advanced the program through clinical studies and increased indirect employee-related costs, offset by a decrease in direct costs related to the THB001 program due to the termination of the program in 2024.

General and Administrative Expenses

General and administrative expenses increased by $3.0 million, from $5.1 million for the three months ended March 31, 2024 to $8.1 million for the three months ended March 31, 2025, primarily driven by increases in personnel-related expenses including severance expenditures related to our reduction in force, as well as stock-based compensation.

Total Other Income, Net

Total other income, net decreased by $0.6 million, from $3.4 million for the three months ended March 31, 2024 to $2.9 million for the three months ended March 31, 2025. The changes were primarily driven by fluctuations in interest rates, which impacted the interest income associated with our money market accounts.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have incurred significant losses in each period and on an aggregate basis. We have not yet commercialized any product candidates, and we do not expect to generate revenue from sales of any product candidates or from other sources for several years, if at all.

As of March 31, 2025, we had $271.6 million in cash and cash equivalents, and we had an accumulated deficit of approximately $175.5 million.

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

Cash Flows

The following table provides information regarding our cash flows for each of the periods presented (in thousands):

	Three Months Ended March 31,
	2024	2025
Net cash used in operating activities	$6,293	$13,477
Net cash used in investing activities	—	—
Net cash provided by financing activities	(49)	(35)
Net decrease in cash, cash equivalents and restricted cash	$6,244	$13,442

Net Cash Used in Operating Activities

Net cash used in operating activities for the three months ended March 31, 2024 was $6.3 million, and was primarily due to our net loss of $7.9 million, adjusted for $2.2 million non-cash stock-based compensation expense, a change in other assets of $0.2 million and net changes in working capital of $0.8 million.

Net cash used in operating activities for the three months ended March 31, 2025 was $13.5 million, and was primarily due to our net loss of $15.8 million, adjusted for $3.3 million stock-based compensation expense and a net decrease in working capital of $1.0 million.

Net Cash Used in Investing Activities

We had no investing activities for the three months ended March 31, 2024 and 2025.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2024 and 2025 was less than $0.1 million and related to proceeds from the exercise of stock options.

Funding Requirements

Our primary uses of capital are, and we expect that they will continue to be, research and development services, compensation and related expenses and general overhead costs. Subject to stockholder approval of the Dissolution and Plan of Dissolution and our execution of the Dissolution, we expect to continue to incur significant expenses and operating losses for the foreseeable future.

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

Because of the numerous risks and uncertainties associated with research, development and commercialization of product candidates, we are unable to estimate the exact amount of our working capital requirements. Our future funding requirements will depend on, and could increase significantly as a result of, many factors, including:

•
stockholder approval of the Dissolution and Plan of Dissolution and our execution of the Dissolution;
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

Until such time, if ever, as we can generate substantial product revenues and subject to stockholder approval of the Dissolution and Plan of Dissolution and our execution of the Dissolution, we expect to finance our cash needs through a combination of equity offerings, debt financings or other capital sources, which could include collaborations, strategic alliances or licensing arrangements. We currently have no credit facility or committed sources of capital. Adequate additional funds may not be available to us on acceptable terms, or at all. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of our existing stockholders may be diluted, and the terms of these securities may include liquidation or other preferences that could adversely affect the rights of such stockholders. Debt financing, if available, may involve agreements that include restrictive covenants that limit our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends, that could adversely impact our ability to conduct our business. If we raise additional funds through collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research program or product candidates, or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions, disruptions to and volatility in the credit and financial markets in the United States and worldwide, instability in the global banking system, potential recessions, a potential temporary federal government shutdown, health epidemics, geopolitical tensions and ongoing regional conflicts, volatile interest rates and inflation. Because of the numerous risks and uncertainties associated with product development, there is no assurance that we will ever be profitable or generate positive cash flow from operating activities.

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

Critical Accounting Policies

This management’s discussion and analysis is based on our unaudited interim condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles or GAAP. The preparation of our condensed consolidated financial statements and related disclosures requires us to make judgments and estimates that affect the reported amounts of assets, liabilities and expenses, as well as related disclosures during the reported periods. Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the Securities and Exchange Commission on March 27, 2025. There were no material changes to our critical accounting policies through March 31, 2025 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

During the preparation of our consolidated financial statements for the year ended December 31, 2021, we identified a material weakness in our internal control over financial reporting and the same weakness remained at the time of the preparation of our financial statements for the years ended December 31, 2022 and 2023. The material weakness related to the lack of segregation of duties, certain system limitations in our accounting software and the overall control environment as we had insufficient internal resources with appropriate accounting and finance knowledge and expertise to design, implement, document and operate effective internal controls around our financial reporting process. This material weakness was remediated during the year ended December 31, 2024. For a further discussion of this material weakness and steps undertaken by our management for the remediation, see “Management’s Report on Internal Control over Financial Reporting” included in Item 9A. Controls and Procedures on our Form 10-K filed on March 27, 2025.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. We had cash and cash equivalents of $271.6 million as of March 31, 2025, which consisted primarily of money market funds and U.S. Treasury-backed securities.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of March 31, 2025, management, with the participation of our Principal Executive Officer and Principal Financial and Accounting Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on this evaluation, our Principal Executive Officer and Principal Financial and Accounting Officer concluded that, as of March 31, 2025, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2025 that have materially affected our internal control over financial reporting.

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

Risks Related to the Plan of Dissolution and the Dissolution

The amount we distribute to our stockholders in connection with the Dissolution may be substantially less than the amount we currently estimate if the amounts of our liabilities, other obligations and expenses or claims against us are higher than we currently anticipate or larger contingency reserves are established.

If our stockholders approve the Dissolution and Plan of Dissolution, we currently expect the initial distribution to be between $5.13 and $5.33 per share. The amount of cash ultimately distributed to our stockholders in the initial distribution depends on the amount of our liabilities, obligations and expenses and claims against us, and contingency reserves that we establish during the liquidation process. We have attempted to estimate reasonable reserves for such liabilities, obligations, expenses and claims against us. However, those estimates may be inaccurate. Factors that could impact our estimates include the following:

•
if any of the estimates regarding the Plan of Dissolution, including the expenses to satisfy outstanding obligations, liabilities and claims during the liquidation process, are inaccurate;
•
if unforeseen claims are asserted against us, we will have to defend or resolve such claims or establish a reasonable reserve before making distributions to our stockholders; and
•
if the estimates regarding the expenses to be incurred in the liquidation process, including expenses of personnel required and other operating expenses (including legal, accounting and other professional fees) necessary to dissolve and liquidate the Company, are inaccurate.

If any of the foregoing occurs, the amount we distribute to our stockholders, both initially and ultimately, may be substantially less than the amount we currently estimate.

In addition, under Delaware law, claims and demands may be asserted against us at any time during the three years following the effective date of the filing of the Certificate of Dissolution. Accordingly, the Board may obtain and maintain insurance coverage for such potential claims. The Board also expects to retain cash for unknown, contingent and/or conditional liabilities, and may also set aside additional amounts of cash or other assets as a reserve to satisfy claims against us and our obligations that may arise during the three-year period following the effective date of the filing of the Certificate of Dissolution. As a result of these factors, we may retain for distribution at a later date some or all of the estimated amounts that we expect to distribute to stockholders.

If our stockholders vote against the Plan of Dissolution, it would be very difficult for us to continue our business operations.

If our stockholders do not approve the Plan of Dissolution, we would have to continue our business operations from a difficult position, in light of our announced intent to dissolve and liquidate. In February 2025, we disclosed the results from our Phase 1 single and multiple ascending dose clinical trial of THB335 in healthy volunteers. We also announced an immediate restructuring, in which we halted all non-THB335-related research and discovery activities and reduced our workforce by approximately 50% and that we planned to run a broadly defined strategic review process to identify opportunities to maximize shareholder value across all assets within the Company, which include the THB335 program, our strong balance sheet, our public corporate entity, and our team. Prospective employees, vendors and other third parties may refuse to form relationships or conduct business with us if they do not believe we will continue to operate as a going concern.

If our stockholders do not approve the Plan of Dissolution, then we will not proceed with the Dissolution and we will continue our corporate existence and the Board will continue to explore strategic alternatives to maximize shareholder value.

The payment of the distribution to our stockholders could be delayed.

The Board intends, subject to contingencies inherent in winding down our business, to make the initial distribution, as promptly as practicable as creditor claims and contingent liabilities are paid or settled. However, we are currently unable to predict the precise timing of the distribution or whether such liquidating distribution will occur at all. The timing of the distribution will depend on and could be delayed by, among other things, claim settlements with creditors. Additionally, a creditor could seek an injunction against the making of such distributions to our stockholders on the ground that the amounts to be distributed were needed to provide for the payment of our liabilities and expenses. Any action of this type could delay or substantially diminish the amount available for such distribution to our stockholders.

If we fail to create an adequate contingency reserve for payment of our expenses and liabilities, each stockholder receiving the distribution could be held liable for payment to our creditors of his, her or its pro rata share of amounts owed to creditors in excess of the contingency reserve, up to the amount actually distributed to such stockholder in dissolution.

If the Plan of Dissolution is approved by our stockholders, we currently intend to file a Certificate of Dissolution with the Delaware Secretary of State dissolving Third Harmonic Bio, Inc. Pursuant to the DGCL, we will continue to exist for three years after our dissolution or for such longer period as the Delaware Court of Chancery shall direct, for the purpose of prosecuting and defending suits against the Company and enabling us gradually to close our business, to dispose of our property and to discharge our liabilities. Under the DGCL, in the event we fail to create an adequate contingency reserve for payment of our expenses and liabilities, each stockholder of record as of the Effective Time could be held liable for payment to our creditors of such stockholder’s pro rata share of amounts owed to creditors in excess of the contingency reserve, up to the amount actually distributed to such stockholder in dissolution.

Although the liability of any stockholder is limited to the amounts previously received by such stockholder from us (and from any liquidating trust or trusts) pursuant to the Plan of Dissolution, this means that a stockholder could be required to return all liquidating distributions previously made to such stockholder and receive nothing from us under the Plan of Dissolution. Moreover, in the event a stockholder has paid taxes on amounts previously received, a repayment of all or a portion of such amount could result in a stockholder incurring a net tax cost if the stockholder’s repayment of an amount previously distributed does not cause a commensurate reduction in taxes payable. While we will endeavor to make adequate reserves for all known, contingent, and unknown liabilities, there is no guarantee that the reserves established by us will be adequate to cover all such expenses and liabilities.

No further stockholder approval will be required.

Approval of the Plan of Dissolution and the actions contemplated thereby requires the affirmative vote of a majority of our outstanding shares of common stock. If our stockholders approve the Plan of Dissolution, we will be authorized to cease operations, sell, license or otherwise dispose of all of our remaining non-cash assets and dissolve the Company without further approval of our stockholders, unless required to do so by Delaware law.

Our stockholders may not be able to recognize a loss for U.S. federal income tax purposes until they receive a final distribution from us.

As a result of the Dissolution, for U.S. federal income tax purposes, a stockholder that is a U.S. person generally will recognize gain or loss on a share-by-share basis equal to the difference between (i) the sum of the amount of cash and the fair market value of property, if any, distributed to the stockholder with respect to each share, less any known liabilities assumed by the stockholder or to which the distributed property (if any) is subject, and (ii) the stockholder’s adjusted tax basis in each share of our common stock. A liquidating distribution pursuant to the Plan of Dissolution may occur at various times and in more than one tax year. Any loss generally will be recognized by a stockholder only in the tax year in which the stockholder receives our final liquidating distribution, and then only if the aggregate value of all liquidating distributions with respect to a share of our common stock is less than the stockholder’s tax basis for that share. Stockholders are urged to consult with their own tax advisors as to the specific tax consequences to them of the Dissolution pursuant to the Plan of Dissolution.

Our Board may at any time turn management of the liquidation over to a third party, and some or all of our directors may resign from our Board at any time.

Our Board may at any time turn our management over to a third party to complete the liquidation of our remaining assets and distribute the available proceeds to our stockholders, and a number of our directors may resign from our Board prior to or in connection with the filing of the Certificate of Dissolution. If management is turned over to a third party and all of our directors resign from our Board, the third party would have sole control over the liquidation process.

If we decide to use a liquidating trust, interests of our stockholders in such a trust may not be transferable.

Under the Plan of Dissolution, the Board has the authority to use a liquidating trust. If a liquidating trust is established, the interests of our stockholders in a liquidating trust set up by us may not be transferable, which could adversely affect your ability to realize the value of such interests. Even if transferable, the interests are not expected to be listed on a national securities exchange, and the extent of any trading market therein cannot be predicted. Moreover, the interests may not be accepted by commercial lenders as security for loans as readily as more conventional securities with established trading markets. In addition, as stockholders will be deemed to have received a liquidating distribution equal to their pro rata share of the value of the net assets distributed to an entity which is treated as a liquidating trust for tax purposes, the distribution of non-transferable interests would result in tax liability to the interest holders without their being readily able to realize the value of such interest to pay such taxes or otherwise.

We can abandon or revoke the Dissolution and this may cause prior distributions made in liquidation to be treated as dividends.

By approving the Dissolution, stockholders will also be granting the Board the authority, notwithstanding stockholder approval of the Dissolution Proposal, to abandon the Dissolution prior to the filing of the Certificate of Dissolution without further stockholder action, if the Board determines that the Dissolution is not in the best interests of the Company and our stockholders.

Under Delaware law, after the effectiveness of the filing of a certificate of dissolution, a corporation’s board of directors may revoke a corporation’s dissolution if holders of a majority of the stock of the corporation which was outstanding and entitled to vote upon the dissolution at the time of its dissolution approve a resolution adopted by the board of directors recommending such revocation. If the Dissolution is abandoned or revoked, then all prior distributions made in liquidation to stockholders may be treated as dividends to the extent of our current and accumulated earnings and profits.

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

We have incurred significant net losses in each reporting period since our inception, have not generated any revenue to date and have financed our operations principally through private placements of preferred stock prior to the completion of our IPO, as well as the net proceeds from our IPO and sales of common stock through our at-the-market, or ATM, facility pursuant to our Open Market Sales AgreementSM, or Sales Agreement with Jefferies LLC. Our net losses were $15.8 million and $45.5 million for the three months ended March 31, 2025, and the year ended December 31, 2024, respectively. As of March 31, 2025, we had an accumulated deficit of $175.5 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to incur significant losses for the foreseeable future, and, subject to stockholder approval of the Dissolution and Plan of Dissolution and our execution of the Dissolution, we expect these losses to increase as we continue our research and development of THB335 and any future product candidates. The net losses we incur may fluctuate significantly from quarter-to-quarter and year-to-year, such that a period-to-period comparison of our results of operations may not be a good indication of our future performance.

Subject to stockholder approval of the Dissolution and Plan of Dissolution and our execution of the Dissolution, we anticipate that our expenses will increase substantially if, and as, we:

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

Subject to stockholder approval of the Dissolution and Plan of Dissolution and our execution of the Dissolution, we will need substantial additional funds to pursue our business objectives, which may not be available on acceptable terms, or at all. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate our product development programs, commercialization efforts or other operations.

Identifying and developing potential product candidates and conducting nonclinical and clinical studies is a time consuming, capital-intensive and uncertain process that takes years to complete. As THB335 or any oral future KIT inhibitor product candidates advance through nonclinical studies and clinical trials, as applicable, we will need substantial additional funds to expand or create our development, regulatory, manufacturing, marketing, sales and distribution capabilities. We have used substantial amounts of cash since inception to develop our prior product candidate, THB001, and, subject to stockholder approval of the Dissolution and Plan of Dissolution and our execution of the Dissolution, will require significant funds to conduct further research and development and nonclinical testing and clinical trials of THB335 or any oral future KIT inhibitor product candidates, to seek regulatory approvals for THB335 or any oral future KIT inhibitor product candidates and to manufacture and market products, if any, which are approved for commercial sale.

Nonclinical studies and clinical trials for THB335 or any oral future KIT inhibitor product candidates, will require substantial funds to complete. As of March 31, 2025, we had $271.6 million in cash and cash equivalents. Based on our current operating plan, and stockholder approval of the Dissolution and Plan of Dissolution and our execution of the Dissolution, we believe that our existing cash and cash equivalents, will be sufficient to fund our operating expenses and capital expenditure requirements through at least 2026. However, our future capital requirements and the period for which we expect our existing resources to support our operations, fund continued growth of our operations, research and development of product candidates, or otherwise respond to competitive pressures, may vary significantly from what we expect and we may need to seek additional funds sooner than planned. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. Our monthly spending levels vary based on new and ongoing research and development and other corporate activities. Because the length of time and activities associated with successful research and development of THB335 or any future product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any marketing and commercialization activities for approved products. Our future funding requirements for THB335 or any future product candidates and our ongoing operations, both near and long-term, will depend on many factors, including, but not limited to:

•
stockholder approval of the Dissolution and Plan of Dissolution and our execution of the Dissolution;
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

Subject to stockholder approval of the Dissolution and Plan of Dissolution and our execution of the Dissolution, we may be required to seek additional funding in the future and currently intend to do so through public or private equity offerings or debt financings, credit or loan facilities, additional licensing agreements and/or collaborations, or a combination of one or more of these funding sources. If we raise additional funds by issuing equity securities, our stockholders will suffer dilution and the terms of any financing may adversely affect the rights of our stockholders. In addition, as a condition to providing additional funds to us, future investors may demand, and may be granted, rights superior to those of existing stockholders. Our future debt financings, if available, are likely to involve restrictive covenants limiting our flexibility in conducting future business activities, and, in the event of insolvency, debt holders would be repaid before holders of our equity securities receive any distribution of our corporate assets. If we raise additional funds through licensing or collaboration arrangements with third parties, we may have to relinquish valuable rights to THB001, THB335 or any oral future KIT inhibitor product candidates, or grant licenses on terms that are not favorable to us. We also could be required to seek collaborators for product candidates at an earlier stage than otherwise would be desirable or relinquish our rights to product candidates or technologies that we otherwise would seek to develop or commercialize ourselves. Failure to obtain capital when needed on acceptable terms, or at all, may force us to delay, limit or terminate our product development and commercialization of THB335 or any future product candidates, which could have a material and adverse effect on our business, financial condition, results of operations and prospects.

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

During the years ended December 31, 2023 and 2024, we implemented measures designed to improve our internal control over financial reporting, including formalizing our processes and internal control documentation, strengthening supervisory reviews by our financial management, hiring additional qualified accounting and finance employees, engaging consultants to support the implementation of internal control over financial reporting and segregating duties amongst accounting and finance employees. In addition, we have implemented an accounting software system designed with functionality to segregate incompatible accounting duties. Based on these measures implemented, which remain in place as of the date of this Quarterly Report, we were able to effectively strengthen our internal controls over financial reporting and remediate this material weakness.

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

Subject to stockholder approval of the Dissolution and Plan of Dissolution and our execution of the Dissolution, we may plan to seek regulatory approval to commercialize THB335 and oral future KIT inhibitor product candidates in the United States, the European Union and in selected foreign countries, including the United Kingdom and Japan. In order to obtain separate regulatory approvals in other countries, we must comply with numerous and varying regulatory requirements of such countries regarding safety and efficacy. Other countries also have their own regulations governing, among other things, clinical trials and commercial sales, as well as pricing and distribution of THB335 or any oral future KIT inhibitor product candidates, and we will be required to expend significant resources to obtain regulatory approval, which may not be successful, and to comply with ongoing regulations in these jurisdictions.

Our ability to generate product revenue, which we do not expect will occur for many years, if ever, is subject to stockholder approval of the Dissolution and Plan of Dissolution and our execution of the Dissolution and would depend heavily on the successful development and commercialization of THB335 and any future product candidates. The success of THB335 and any future product candidates would depend on several factors, including the following:

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

THB335, our next-generation oral small molecule wild-type KIT inhibitor and lead product candidate, is in clinical development for the treatment of mast cell-mediated diseases, with an initial focus in CSU. In February 2025, we disclosed the results from our Phase 1 SAD/MAD clinical trial of THB335 in healthy volunteers. We intend to continue THB335 development activities through the first half of 2025. It is impossible to predict when or if THB335 or any oral future KIT inhibitor product candidate will prove effective and safe in humans or will receive regulatory approval. To obtain the requisite regulatory approvals to commercialize any product candidate, we must demonstrate through extensive nonclinical studies and lengthy, complex and expensive clinical trials that our product candidate is safe and effective in humans. Clinical testing can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. For example, in December 2022, we announced the discontinuation of our Phase 1b clinical trial of our prior product candidate, THB001, in chronic inducible urticaria following observation of asymptomatic liver transaminitis in two patients enrolled in the first dose cohort. The results of nonclinical studies and early clinical trials of THB335 or any oral future KIT inhibitor product candidates may not be predictive of the results of later-stage clinical trials. We may be unable to establish clinical endpoints that applicable regulatory authorities would consider clinically meaningful, and a clinical trial can fail at any stage of testing. Differences in trial design between early-stage clinical trials and later-stage clinical trials make it difficult to extrapolate the results of earlier clinical trials to later clinical trials. Moreover, clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in clinical trials have nonetheless failed to obtain marketing approval of their products. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials for product candidates due to lack of efficacy or to unfavorable safety profiles, notwithstanding promising results in earlier trials. There is typically a high rate of failure of product candidates proceeding through clinical trials. Most product candidates that commence clinical trials are never approved as products and there can be no assurance that any of our ongoing or clinical trials will ultimately be successful or support clinical development of THB335 or any oral future KIT inhibitor product candidates.

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

Results of nonclinical studies and early clinical trials may not be predictive of results of later clinical trials.

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

We currently do not have a marketing or sales team for the marketing, sales and distribution of THB335 or any oral future KIT inhibitor product candidates, if any of them ever obtain regulatory approval. Subject to stockholder approval of the Dissolution and Plan of Dissolution and our execution of the Dissolution, in order to commercialize any product candidates after approval, we must build on a territory-by-territory basis marketing, sales, distribution, managerial and other non-technical capabilities or arrange with third parties to perform these services, and we may not be successful in doing so. If THB335 or any oral future KIT inhibitor product candidates receive regulatory approval, we may decide to establish an internal sales or marketing team with technical expertise and supporting distribution capabilities to commercialize THB335 or any oral future KIT inhibitor product candidates, which will be expensive and time consuming and will require significant attention of our executive officers to manage. For example, some state and local jurisdictions have licensing and continuing education requirements for pharmaceutical sales representatives, which requires time and financial resources. Any failure or delay in the development of our internal sales, marketing and distribution capabilities would adversely impact the commercialization of THB335 or any oral future KIT inhibitor product candidates if we obtain approval to market.

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

Risks Related to Our Business and Operations

Subject to stockholder approval of the Dissolution and Plan of Dissolution and our execution of the Dissolution, we expect to significantly expand our development, clinical and regulatory capabilities and operations as we grow our Company, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.

As of March 31, 2025, we had 31 full-time employees. In February 2025 we announced a reduction in force impacting approximately 50% of our workforce. Subject to stockholder approval of the Dissolution and Plan of Dissolution and our execution of the Dissolution, we may in the future need to increase the number of our employees and the scope of our operations, particularly in the areas of clinical development, clinical operations, manufacturing, late-stage regulatory affairs, finance, accounting, business operations, public company compliance, communications and other corporate development functions, and, if THB335 or any of our oral future KIT inhibitor product candidates receive regulatory and marketing approval, sales, marketing and distribution capabilities. If we acquire additional product candidates or enter into future collaborations, we may have to further expand our employee base beyond our current projections, which may include further nonclinical research and development or later-stage regulatory operations. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified employees. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth and with developing sales, marketing and distribution infrastructure, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified employees. The expansion of our operations may lead to significant costs and may divert our management and business development resources.

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

Our ability to compete in the highly competitive biotechnology and pharmaceutical industries largely depends upon our ability to attract, motivate and retain highly qualified managerial, scientific and medical employees. We are highly dependent on the development and management expertise of our executive officer team. We currently do not maintain key person insurance on these individuals. The loss of one or more members of our management team or other key employees or advisors could delay our research and development programs and have a material and adverse effect on our business, financial condition, results of operations and prospects. The relationships that our key managers have cultivated within our industry make us particularly dependent upon their continued employment with us. We are dependent on the continued service of our technical employees, because of the highly technical nature of THB335 or any oral future KIT inhibitor product candidates and technologies, and the specialized nature of the regulatory approval process. Because our management team and key employees are not obligated to provide us with continued service, they could terminate their employment with us at any time without penalty. Further, the Dissolution and Plan of Dissolution that we announced in April 2025 may also make retention of our current personnel both more important and more challenging. The workforce reduction resulted in the loss of longer-term employees, the loss of institutional knowledge and expertise and the reallocation and combination of certain roles and responsibilities across the organization, all of which could adversely affect our operations.

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

In addition, FDA-regulated industries, such as ours, face substantial uncertainty in regard to the regulatory environment we will face as we proceed with research and development efforts following the inauguration of President Trump in January 2025. Some of these efforts have manifested to date in the form of personnel measures that could impact the FDA’s ability to hire and retain key personnel, which could result in delays or limitations on our ability to obtain guidance from the FDA on our product candidates in development and obtain the requisite regulatory approvals in the future. There remains general uncertainty regarding future activities. The new Administration could issue or promulgate executive orders, regulations, policies or guidance that adversely affect us or create a more challenging or costly environment to pursue the development of new therapeutic products. Alternatively, state governments may attempt to address or react to changes at the federal level with changes to their own regulatory frameworks in a manner that is adverse to our operations. Moreover, the new Administration has proposed action to freeze or reduce the budget of the National Institutes of Health, or NIH, as related to its funding for medical research, which could decrease the ability of facilities that rely on NIH funding to enroll and conduct clinical trials or increase the costs to us of conducting clinical trials.

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

The holders of a substantial number of shares of our outstanding common stock as of March 31, 2025, have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or our stockholders. We also have registered shares of common stock that we may issue under our equity incentive plans. These shares are freely tradeable in the public market.

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

Based on the beneficial ownership of our common stock as of March 31, 2025, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned a substantial portion of our outstanding voting stock. The interests of these stockholders may not be the same as or may even conflict with your interests. For example, these stockholders could delay or prevent a change of control of our Company, even if such a change of control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our Company or our assets and might affect the prevailing market price of our common stock. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

We are an “emerging growth company” and a “smaller reporting company” and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies or smaller reporting companies will make our common stock less attractive to investors.

We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 or JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including (i) not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, (ii) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and (iii) exemptions from the requirements of holding nonbinding advisory stockholder votes on executive compensation and stockholder approval of any golden parachute payments not approved previously.

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

Our restated certificate of incorporation and our amended and restated bylaws contain provisions that could delay or prevent a change in control of our Company. These provisions could also make it difficult for stockholders to elect directors who are not nominated by current members of the Board, or take other corporate actions, including effecting changes in our management. These provisions:

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

Subject to stockholder approval of the Dissolution and Plan of Dissolution and our execution of the Dissolution, we will continue to incur increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives and corporate governance practices.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three months ended March 31, 2025, none of our directors or officers, as defined in Rule 16a-1(f), informed us of the adoption, modification or termination of a "Rule 10b5-1 trading agreement" or "non-Rule 10b-51 trading agreement," as those terms are defined in Regulations S-K, Item 408.

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

Third Harmonic Bio, Inc.

Date: May 8, 2025	By:	/s/ Natalie Holles
Natalie Holles
Chief Executive Officer and Director (Principal Executive Officer)

Date: May 8, 2025	By:	/s/ Christopher M. Murphy
Christopher M. Murphy
Chief Financial and Business Officer (Principal Financial and Accounting Officer)